Form 10-Q
period 1995-09-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1995-11-15
CIK 842184




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended      September 30,
1995

                                       OR

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For                   the                   transition                   period                   from                   to





For Quarter Ended September 30, 1995                                                           Commission File No. 0-18368


                                                       AIRFUND              International              Limited
Partnership
             (Exact name of registrant as specified in its charter)

Massachusetts                                                                              04-3037350
(State or other jurisdiction of                                                                (IRS Employer
  incorporation or organization)                                                                Identification No.)

98 North Washington Street, Boston, MA                                                 02114
(Address of principal executive offices)                                                       (Zip Code)

Registrant's telephone number, including area code     (617)
854-5800




                    (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d)
of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes
X     No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the  registrant  has filed all documents and reports  required  to be filed by  Sections  12, 13, or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes         No



                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                                      INDEX



                                                                                                               Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1995 and December 31, 1994                                                         3

         Statement of Operations
              for the three and nine months ended September 30, 1995 and 1994                                     4

         Statement of Cash Flows
              for the nine months ended September 30, 1995 and 1994                                               5

         Notes to the Financial Statements                                                                      6-7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                              8-10


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 11




                   The accompanying notes are an integral part
                         of these financial statements.


                    AIRFUND International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1995 and December 31, 1994

                                   (Unaudited)




                                                                                  September 30,        December 31,
                                                                                         1995                 1994
ASSETS

Cash and cash equivalents                                                         $     1,352,396      $     1,067,046

Contractual right for equipment                                                         5,973,504                   --

Rents receivable                                                                          352,269              344,077

Accounts receivable - affiliate                                                             9,909                1,736

Equipment at cost, net of accumulated depreciation of
     $20,379,106 and $27,446,669 at September 30, 1995
     and December 31, 1994, respectively                                                6,538,836           16,548,252
                                                                                  ---------------      ---------------

         Total assets                                                             $  14,226,914        $  17,961,111
                                                                                  =============        =============


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                                               $        45,282      $        106,797
Accrued liabilities - affiliate                                                                --                19,029
Deferred rental income                                                                    401,852               117,822
Cash distributions payable to partners                                                    600,000             1,000,000
                                                                                  ---------------      ----------------

         Total liabilities                                                              1,047,134             1,243,648
                                                                                  ---------------      ----------------

Partners' capital (deficit):
     General Partner                                                                   (1,040,007)             (863,123)
     Limited Partnership Interests
     (3,040,000 Units; initial purchase price of $25 each)                             14,219,787            17,580,586
                                                                                  ---------------      ----------------

         Total partners' capital                                                       13,179,780            16,717,463
                                                                                  ---------------      ----------------

         Total liabilities and partners' capital                                  $  14,226,914        $  17,961,111
                                                                                  =============        =============






                    AIRFUND International Limited Partnership

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                          Three Months                                Nine Months
                                                      Ended September 30,                         Ended September 30,
                                                     1995                  1994                  1995                  1994
                                              ------------------    -----------------     -----------------     -----------
Income:

     Lease revenue                            $     1,144,148       $     1,101,263       $     3,391,548       $     3,974,891

     Interest income                                   14,394                10,663                43,393                22,236

     Loss on exchange of equipment                  (1,940,918)                  --             (1,940,918)                  --
                                              ----------------      ---------------       ----------------      ---------------

         Total income (loss)                          (782,376)           1,111,926             1,494,023             3,997,127
                                              ----------------      ---------------       ---------------       ---------------


Expenses:

     Depreciation and amortization                    648,192               901,457             2,094,994             2,843,618

     Interest expense                                      --                    --                    --                 8,133

     Equipment management fees
         - affiliate                                   57,207                55,064               169,577               198,745

     Operating expenses - affiliate                    25,018                30,238               167,135               120,697
                                              ---------------       ---------------       ---------------       ---------------

         Total expenses                               730,417               986,759             2,431,706             3,171,193
                                              ---------------       ---------------       ---------------       ---------------


Net income (loss)                             $   (1,512,793)       $       125,167       $      (937,683)      $       825,934
                                              ==============        ===============       ===============       ===============


Net income (loss)
     per limited partnership unit             $            (0.47)   $             0.04    $            (0.29)   $             0.26
                                              ==================    ==================    ==================    ==================

Cash distributions declared
     per limited partnership unit             $             0.19    $             0.31    $             0.81    $             0.94
                                              ==================    ==================    ==================    ==================





                    AIRFUND International Limited Partnership

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                                                         1995                 1994
                                                                                  ------------------   -----------
Cash flows from (used in) operating activities:
Net income (loss)                                                                 $      (937,683)     $       825,934

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                  2,094,994            2,843,618
         Loss on exchange of equipment                                                  1,940,918                   --

Changes in assets and liabilities Increase in:
         rents receivable                                                                  (8,192)                  --
         accounts receivable - affiliate                                                   (8,173)                  --
     Increase (decrease) in:
         accrued liabilities                                                              (61,515)             (10,764)
         accrued liabilities - affiliate                                                  (19,029)              19,364
         deferred rental income                                                           284,030               88,898
                                                                                  ---------------      ---------------

              Net cash from operating activities                                        3,285,350            3,767,050
                                                                                  ---------------      ---------------

Cash flows from (used in) financing activities:
     Proceeds from note payable                                                                --              600,000
     Principal payment - note payable                                                          --             (600,000)
     Distributions paid                                                                (3,000,000)          (3,600,000)
                                                                                  ---------------      ---------------

              Net cash used in financing activities                                    (3,000,000)          (3,600,000)
                                                                                  ---------------      ---------------

Net increase in cash and cash equivalents                                                 285,350              167,050

Cash and cash equivalents at beginning of period                                        1,067,046            1,116,638
                                                                                  ---------------      ---------------

Cash and cash equivalents at end of period                                        $    1,352,396       $    1,283,688
                                                                                  ==============       ==============


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                                          $           8,133
                                                                                  ===================  =================
                                                                                  --


Supplemental disclosure of non-cash investing activities:
     See Note 5 to the Financial Statements.



                    AIRFUND International Limited Partnership


                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

                    AIRFUND International Limited Partnership


                        Notes to the Financial Statements
                               September 30, 1995

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1994 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1994 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and results of operations for the three and nine month periods ended September 30, 1995 and 1994 have been made and are reflected.

NOTE 2 - CASH

     At September 30, 1995, the Partnership had $1,350,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly except for rents from Cathay Pacific Airways Limited ("Cathay") which are payable semi-annually in advance and adjusted semi-annually in arrears for changes of the six month London Inter-Bank Offered Rate ("LIBOR"). All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $801,716 are due for the year ending September 30, 1996.


NOTE 4 - RELATED PARTY TRANSACTIONS

     All operating  expenses  incurred by the  Partnership  are paid by American
Finance Group ("AFG") on behalf of the  Partnership and AFG is reimbursed at its actual cost for such expenditures.  Fees and other costs incurred during each of the nine month  periods ended  September  30, 1995 and 1994,  which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:
                                                               1995                  1994
                                                           ------------          --------

     Equipment management fees                                $ 169,577             $ 198,745
     Administrative charges                                      15,750                 9,000
     Reimbursable operating expenses
     due to third parties                                       151,385               111,697
                                                             ----------            ----------

                                     Total                    $ 336,712             $ 319,442
                                                              =========             =========

     Substantially all rents are paid directly to AFG. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1995, the Partnership was owed $9,909 by AFG for interest on such funds, which amount was received in October 1995.

NOTE 5 - EQUIPMENT


     The following is a summary of equipment owned by the Partnership at September 30, 1995. In the opinion of AFG, the carrying value of the equipment does not exceed its fair market value.


                                                         Lease
                                                         Term                 Equipment
          Equipment Type                               (Months)             at Cost

One Boeing 727-200 (Northwest)                             24               $  9,520,359
One Boeing 727-200 (Northwest)                             24                  9,520,359
One Lockheed L-1011-100 (Cathay)                           18                  7,877,224
                                                                           -------------

                                         Total equipment cost                 26,917,942

                                     Accumulated depreciation                (20,379,106)

                   Equipment, net of accumulated depreciation               $  6,538,836
                                                                            ============


     The cost of the Lockheed L-1011-1 aircraft represents a proportionate ownership interest of approximately 60.45%. The remaining interest is owned by AIRFUND II International Limited Partnership ("AIRFUND II"), an Affiliate of AFG and the Partnership. The Partnership and AIRFUND II individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     On September 29, 1995, the Partnership recorded a net loss of $1,940,918 resulting from the transfer of its proportionate ownership interest in a Boeing 747-SP, having a net book value of $7,914,422, to the lessee, United Air Lines, Inc. ("United"). The partnership received aggregate cash consideration of $6,325,760, a portion of which was used to satisfy accrued and unpaid rent of $352,256. The Partnership currently intends to replace this Boeing 747-SP with a comparable commercial jet aircraft on or before March 29, 1996 pursuant to the rules for completing a like-kind exchange for income tax reporting purposes. Accordingly, the net cash consideration of $5,973,504 was deposited in a special-purpose escrow account through a third-party Exchange Agent pending completion of the aircraft exchange. For financial statement purposes, the cash consideration has been reported as Contractual Right for Equipment on the Statement of Financial Position at September 30, 1995. The net loss has been reported as Loss on Exchange of Equipment on the Statement of Operations for the three and nine month periods ended September 30, 1995.

                    AIRFUND International Limited Partnership


                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



                                                             10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994:

Results of Operations

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three commercial jet aircraft and a proportionate interest in a fourth aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. During the third quarter of 1995, the Partnership transferred its ownership interests in the fourth aircraft to the existing lessee, United Air Lines, Inc. Today, the Partnership continues to own a proportionate interest in one aircraft in addition to two other aircraft held in its original portfolio, all of which are leased pursuant to renewal lease agreements which will expire in 1996. Upon expiration of the renewal lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.

         During the three and nine months ended September 30, 1995, the Partnership recorded a net loss of $1,940,918 resulting from the transfer of its proportionate ownership interest in a Boeing 747-SP, having a net book value of $7,914,422, to the lessee, United Air Lines, Inc. ("United"). The Partnership received aggregate cash consideration of $6,325,760, a portion of which was used to satisfy accrued and unpaid rent of $352,256. The Partnership currently intends to replace this Boeing 747-SP with a comparable commercial jet aircraft on or before March 29, 1996 pursuant to the rules for completing a like-kind exchange for income tax reporting purposes. The net loss has been reported as Loss on Exchange of Equipment on the Statement of Operations for the three and nine month periods ended September 30, 1995.

     For the three and nine months ended September 30, 1995, the Partnership recognized lease revenue of $1,144,148 and $3,391,548, respectively, compared to $1,101,263 and $3,974,891 for the same periods in 1994. The increase in lease revenue for the three months ended September 30, 1995 as compared to September 30, 1994 is due principally to the fluctuation in rents generated from a lease agreement with Cathay Pacific Airways Limited ("Cathay") discussed below. The overall decrease in lease revenue from 1994 to 1995 is due principally to a decline in the monthly rental rate of two Boeing 727 aircraft leased by Northwest Airlines, Inc. ("Northwest"). Future lease revenue will continue to decline due to the expiration of renewal lease terms.

     The Partnership's two lease agreements with Northwest were renewed for a period of twelve months commencing May 1, 1994. Subsequently, Northwest extended the renewal period for an additional twelve months through April 30, 1996. Rents due under the leases which expired in 1994 generated aggregate monthly revenue of $250,000 compared to $124,000 per month for the renewal lease period which expired in 1995 and $120,000 per month for the renewal period which expires April 30, 1996. Northwest intends to return these aircraft to the Partnership upon the expiration of the underlying leases.

     The Partnership owns a proportionate interest in an L-1011 aircraft leased to Cathay Pacific Airways Limited ("Cathay"). The remaining interest is owned by AIRFUND II International Limited Partnership ("AIRFUND II"), an Affiliate of AFG and the Partnership. The Partnership and AIRFUND II individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft. The
Partnership's lease agreement with Cathay provides for semi-annual rent adjustments based on the six month LIBOR rate. Accordingly, rents generated from this lease fluctuates on a semi-annual basis. The Partnership's lease agreement with Cathay (having an adjusted semi-annual rent of $535,802) expires on February 14, 1996. This aircraft is expected to be returned to the Partnership at the date of lease expiration. The General Partner is pursuing re-marketing alternatives for this aircraft.

     Interest income for the three and nine months ended September 30, 1995 was $14,394 and $43,393, respectively, compared to $10,663 and $22,236 for the same periods in 1994. Interest income is generated from temporary investment of rental receipts in short-term instruments. The increase in interest income from 1994 to 1995 is due principally to an increase in interest rates and a greater level of cash available for investment before distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue.

     During the three months ended March 31, 1994 the Partnership incurred interest expense of $8,133 on a $600,000 short-term unsecured note agreement with an institutional lender. Interest was charged at a floating rate equal to the lender's prime rate of interest plus 2% during the period of borrowing. The sole purpose of this note was to fund a cash requirement caused by timing differences between rent receipts and cash distributions to the Partners. The note matured and was repaid fully on March 11, 1994.

     Management fees were 5% of lease revenue during each of the periods ended September 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, and distribution expenses. Collectively, operating expenses represented 2.2% and 4.9% of lease revenue during the three and nine months ended September 30, 1995, compared to 2.7% and 3% for the same periods in 1994. The overall increase in operating expenses from 1994 to 1995 is due primarily to remarketing expenses incurred in connection with the renewal of two aircraft on lease to Northwest. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Depreciation and amortization expense was $648,192 and $2,094,994 for the three and nine months ended September 30, 1995, respectively, compared to $901,457 and $2,843,618 for the same periods in 1994.

     The ultimate realization of residual value for any aircraft will be dependent upon many factors, including AFG's ability to sell and re-lease the aircraft. Changes in market conditions, industry trends, technological advances, and other events could converge to enhance or detract from asset values at any given time. Accordingly, AFG will attempt to monitor changes in the airline industry in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

     The total economic value realized upon final disposition of each aircraft is comprised of all primary lease term revenues generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the aircraft under re-lease or renewal lease agreements. Consequently, the amount of any gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the aircraft.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated net cash inflows of $3,285,350 and $3,767,050 for the nine months ended September 30, 1995 and 1994, respectively. The expiration of the Partnership's current lease agreements will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash in future periods. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. Ultimately, the Partnership will dispose of all aircraft under lease.

     Financing activities in 1994 reflect proceeds of $600,000 from a short-term unsecured note as discussed in Results of Operations. The note was originated and repaid during the three month period ended March 31, 1994.

     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations of $2,600,000. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $2,470,000 and the General Partner was allocated 5%, or $130,000. The third quarter 1995 cash distribution was paid on October 13, 1995.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each aircraft at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the aircraft, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's aircraft portfolio.

     The future liquidity of the Partnership will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Aircraft lease expirations and disposals will cause the Partnership's net cash from operating activities to diminish over time; and aircraft sale proceeds will vary in amount and period of realization. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                           PART II. OTHER INFORMATION



         Item 1.                            Legal Proceedings
                                            Response:

                                            Refer to Note 6 herein.

         Item 2.                            Changes in Securities
                                            Response:  None

         Item 3.                            Defaults upon Senior Securities
                                            Response:  None

         Item 4.                            Submission of Matters to a Vote of
                                            Security Holders
                                            Response:  None

         Item 5.                            Other Information
                                            Response:  None

         Item 6(a).                         Exhibits
                                            Response:  None

         Item 6(b).                         Reports on Form 8-K
                                            Response:  None

                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                    AIRFUND International Limited Partnership


                               By:      AFG Aircraft Management Corporation, a
                                      Massachusetts corporation and the General
                                        Partner of the Registrant.


                               By:
                                        Gary M. Romano
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:

                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                    AIRFUND International Limited Partnership


                               By:      AFG Aircraft Management Corporation, a
                                      Massachusetts corporation and the General
                                        Partner of the Registrant.


                               By:      /s/ Gary M. Romano
                                        Gary M. Romano
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    November 13, 1995