Form 10-K
period 1995-12-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1996-04-01
CIK 842184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[XX]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                           to

Commission file number              0-18368.


                    AIRFUND International Limited Partnership
             (Exact name of registrant as specified in its charter)

  Massachusetts                                                   04-3037350
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                            Identification No.)

  98 N. Washington St., Fifth Floor, Boston, MA                         02114
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800

Securities registered pursuant to Section 12(b) of the Act             NONE

       Title of each class         Name of each exchange on which registered



Securities registered pursuant to Section 12(g) of the Act:

            3,040,000 Units Representing Limited Partnership Interest
                                (Title of class)


                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant  was  required  to file such  reports),  and (2) has been
subject to such filing  requirements  for the past 90 days. Yes XX     No

         State  the  aggregate   market  value  of  the  voting  stock  held  by
nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.


                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1995 (Part I and II)


                    AIRFUND International Limited Partnership

                                    FORM 10-K

                                TABLE OF CONTENTS
                                                                                                                      Page

                                     PART I

Item 1.           Business                                                                                               3

Item 2.           Properties                                                                                             5

Item 3.           Legal Proceedings                                                                                      5

Item 4.           Submission of Matters to a Vote of Security Holders                                                    5


                                     PART II

Item 5.           Market for the Partnership's Securities and Related Security Holder Matters                            6

Item 6.           Selected Financial Data                                                                                7

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                             7

Item 8.           Financial Statements and Supplementary Data                                                            7

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                                             7


                                    PART III

Item 10.          Directors and Executive Officers of the Partnership                                                    8

Item 11.          Executive Compensation                                                                                 9

Item 12.          Security Ownership of Certain Beneficial Owners and Management                                        10

Item 13.          Certain Relationships and Related Transactions                                                         11


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     13-15


PART I

Item 1.  Business.
        (a)  General Development of Business

        AIRFUND International Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on January 31, 1989 for the purpose of acquiring and leasing to third parties a specified portfolio of used commercial aircraft. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Aircraft Management Corporation, a Massachusetts corporation) and $100 from the Initial Limited Partner (AFG Assignor
Corporation, a Massachusetts corporation). On July 26, 1989, the Partnership issued 3,040,000 units representing assignments of limited partnership interests (the "Units") to 4,147 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The General Partner is an affiliate of American Finance Group ("AFG"), a Massachusetts partnership. The common stock of the General Partner is owned by AF/AIP Programs Limited Partnership, of which AFG and a wholly-owned affiliate are the 99% limited partners and AFG Programs, Inc., a Massachusetts corporation which is wholly-owned by Geoffrey A. MacDonald, is the 1% general partner. The capital contribution of the General Partner, in consideration of its general partner interests, equals $1,000. The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").

        (b)  Financial Information About Industry Segments

        The Partnership is engaged in only one industry segment: the business of acquiring used commercial aircraft and leasing the aircraft to creditworthy lessees on an operating lease basis. Full-payout leases are those in which aggregate noncancellable rents equal or exceed the Purchase Price of the leased equipment. Operating leases are those in which the aggregate noncancellable rents are less than the Purchase Price of the leased equipment. Industry segment data is not applicable.

        (c)  Narrative Description of Business

        The Partnership was organized to acquire a specified portfolio of used commercial jet aircraft subject to various full-payout and operating leases and to lease the aircraft to third parties as income-producing investments. More specifically, the Partnership's primary investment objectives are to acquire and lease aircraft which will:

      1. Generate quarterly cash distributions;

      2. Preserve and protect Partnership capital; and

      3. Maintain substantial residual value for ultimate sale of the aircraft. The Partnership has the additional objective of providing certain federal income tax benefits.

        The Closing date of the Offering of Units of the Partnership was July 26, 1989. The initial purchase of the aircraft and the associated lease commitments occurred on July 27, 1989. The acquisition of the Partnership's aircraft and its associated leases is described in Note 3 to the financial statements included in Item 14, herein. The Partnership will terminate no later than December 31, 2004.

        The Partnership has no employees; however, it entered into a Management Agreement with AF/AIP Programs Limited Partnership. At the same time, AF/AIP Programs Limited Partnership entered into an identical Management Agreement with AFG (the "Manager") (collectively, the "Management Agreement"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of aircraft, (ii) manage the leasing, re-leasing, financing, and refinancing of aircraft, and (iii) arrange the resale of aircraft. The Manager is compensated for such services as described in the Restated Agreement, as amended, Item 13, herein and in Note 4 to the financial statements, included in
Item 14, herein.

        The  Partnership's  investment  in  commercial  aircraft  is,  and  will continue to be, subject to various risks, including physical deterioration, technological obsolescence and defaults by lessees. A principal business risk of owning and leasing aircraft is the possibility that aggregate lease revenues and aircraft sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all operating expenses. Consequently, the success of the Partnership is largely dependent upon the ability of the General Partner and its Affiliates to forecast technological advances, the ability of the lessees to fulfill their lease obligations and the quality and marketability of the aircraft at the time of sale.

        In addition, the leasing industry is very competitive. Although all funds available for acquisitions have been invested in aircraft, subject to noncancellable lease agreements, the Partnership will encounter considerable competition when the aircraft are re-leased or sold at the expiration of primary lease terms. The Partnership will compete with lease programs offered directly by manufacturers and other equipment leasing companies, including lease programs organized and managed similarly to the Partnership, and including other AFG-sponsored partnerships and trusts, which may seek to re-lease or sell aircraft within their own portfolios to the same customers as the Partnership. Many competitors have greater financial resources and more experience than the Partnership, the General Partner and the Manager.

        In recent years, market values for used commercial jet aircraft have deteriorated. Consistent price competition and other pressures within the airline industry have inhibited sustained profitability for many carriers. Most major airlines have had to re-evaluate their aircraft fleets and operating strategies. Such issues complicate the determination of net realizable value for specific aircraft, and particularly used aircraft, because cost-benefit and market considerations may differ significantly between the major airlines. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors also influence market demand and market values for passenger jet aircraft.

        A significant consideration in evaluating used commercial aircraft is compliance with The Airport Capacity Act of 1990 (the "Airport Act"), which prohibits the operation of Stage 2 commercial jet aircraft to or from U.S. airports after December 31, 1999. Stage designations range from Stage 1 to Stage 3 and are indicative of an aircraft's compliance with noise level regulations promulgated by the Federal Aviation Administration. Stage 3 designates the highest level of compliance. The Partnership's two Boeing 727 aircraft leased to Northwest Airlines, Inc. are Stage 2 aircraft. Various hush kit and re-engineering programs are available to retrofit Stage 2 aircraft to comply with the Airport Act; however, the cost to effect such improvements is estimated to range from $2 million to $3 million per aircraft. Accordingly, this factor is a major consideration in assessing estimated net realizable value for used aircraft.

        Notwithstanding the foregoing, the ultimate realization of residual value for any aircraft is dependent upon many factors, including AFG's ability to sell and re-lease the aircraft. Changes in market conditions, industry trends, technological advances, and other events could converge to enhance or detract from asset values at any given time. Accordingly, AFG will attempt to monitor changes in the airline industry in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

        The General Partner will determine when each aircraft should be sold and the terms of such sale based upon numerous factors with a view toward achieving the investment objectives of the Partnership. The General Partner is authorized to sell the aircraft prior to the expiration of the initial lease terms and intends to monitor and evaluate the market for resale of the aircraft to determine whether an aircraft should remain in the Partnership's portfolio or be sold. As an alternative to sale, the Partnership may enter re-lease agreements when considered advantageous by the General Partner and the Manager.

        In September 1995, the General Partner arranged for the Partnership to transfer its entire ownership interest in a Boeing 747-SP aircraft to the lessee, United Air Lines, Inc. ("United"). The transaction was structured as a like-kind exchange for income tax reporting purposes thereby enabling the Partnership to exchange its interest in the United aircraft for other aircraft which are expected to generate a better economic benefit to the Partnership than the United aircraft. Refer to Item 7, incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report.

        Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1995, 1994 and 1993 is incorporated herein by reference to Note 2 to the financial statements in the 1995 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

        Default by a lessee under a lease may cause aircraft to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such aircraft. This could result in the loss of a material portion of anticipated revenues and significantly weaken the Partnership's ability to recover the cost of invested capital.

        AFG is a successor to the business of American Finance Group, Inc., a Massachusetts corporation engaged since its inception in 1980 in various aspects of the equipment leasing business. In 1990, certain members of AFG's management, principally Geoffrey A. MacDonald, Chief Executive Officer and co-founder of AFG, established AFG Holdings (Massachusetts) Limited Partnership ("Holdings Massachusetts") to acquire ownership and control of AFG. Holdings Massachusetts effected this event by acquiring all of the equity interests of AFG's two partners, AFG Holdings Illinois Limited Partnership ("Holdings Illinois") and AFG Corporation. Holdings Massachusetts incurred significant indebtedness to finance this acquisition, a significant portion of which was scheduled to mature in 1995.

        On December 16, 1994, the senior lender to Holdings Massachusetts (the "Senior Lender") assumed control of its security interests in Holdings Illinois and AFG Corporation and sold all such interests to GDE Acquisitions Limited Partnership, a Massachusetts limited partnership owned and controlled entirely by Gary D. Engle, President and a member of the Executive Committee of AFG. As a result of this transaction, GDE Acquisitions Limited Partnership acquired all of the assets, rights and obligations of AFG from the Senior Lender and assumed control of AFG. Geoffrey A. MacDonald remains as Chief Executive Officer of AFG and member of its Executive Committee.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales

        Not applicable.

Item 2.  Properties.

        Incorporated herein by reference to Note 3 to the financial statements in the 1995 Annual Report.

Item 3.  Legal Proceedings.

        There are no material pending legal proceedings to which the Partnership is a party or which involve any of its aircraft or leases.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

        (a) Market Information

        There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

        (b) Approximate Number of Security Holders

        At December 31, 1995, there were 4,088 recordholders of Units in the Partnership.

        (c) Dividend History and Restrictions

        Pursuant to Article VI of the Restated Agreement, as amended, the Partnership's Distributable Cash From Operations and Distributable Cash From Sales or Refinancings are determined and distributed to the Partners quarterly. Each quarter's distribution may vary in amount. Distributions may be made to the General Partner prior to the end of the fiscal quarter; however, the amount of such distribution reflects only amounts to which the General Partner is entitled at the time such distribution is made. Currently, there are no restrictions that materially limit the Partnership's ability to distribute Distributable Cash From Operations and Distributable Cash From Sales or Refinancings or that the Partnership believes are likely to materially limit the future distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings. The Partnership expects to continue to distribute all available Distributable Cash From Operations and Distributable Cash From Sales or Refinancings on a quarterly basis.

        Distributions declared in 1995 and 1994 were made as follows:
                                                                                       General                  Recognized
                                                              Total                    Partner                    Owners

Total 1995 distributions                                $     3,200,000            $      160,000            $    3,040,000

Total 1994 distributions                                      4,000,000                   200,000                 3,800,000

                    Total                                 $   7,200,000            $      360,000             $   6,840,000


        Distributions payable at December 31, 1995 and 1994 were $600,000 and $1,000,000, respectively.

        "Distributable Cash From Operations" means the net cash provided by the Partnership's normal operations after general expenses and current liabilities of the Partnership are paid, reduced by any reserves for working capital and contingent liabilities to be funded from such cash, to the extent deemed reasonable by the General Partner, and increased by any portion of such reserves deemed by the General Partner not to be required for Partnership operations and reduced by all accrued and unpaid Equipment Management Fees and, after Payout, further reduced by all accrued and unpaid Subordinated Remarketing Fees. Distributable Cash From Operations does not include any Distributable Cash From Sales or Refinancings.

        "Distributable Cash From Sales or Refinancings" means Cash From Sales or Refinancings as reduced by (i)(a) for a period of two years from Final Closing, Cash From Sales or Refinancings, which the General Partner reinvests in additional aircraft, and (b) amounts realized from any loss or destruction of any aircraft which the General Partner reinvests in replacement aircraft, and
(ii) any accrued and unpaid Equipment Management Fees and, after Payout, any accrued and unpaid Subordinated Remarketing Fees.

        "Cash From Sales or Refinancings" means cash received by the Partnership from Sale or Refinancing transactions, as (i) reduced by (a) all debts and liabilities of the Partnership required to be paid as a result of Sale or Refinancing transactions, whether or not then due and payable (including any liabilities on aircraft which are not assumed by the buyer and any remarketing fees required to be paid to persons not affiliated with the General Partner, but not including any Subordinated Remarketing Fees required to be accrued) and (b) any reserves for working capital and contingent liabilities funded from such cash to the extent deemed reasonable by the General Partner and (ii) increased by any portion of such reserves deemed by the General Partner not to be required for Partnership operations. In the event the Partnership accepts a note in connection with any Sale or Refinancing transaction, all payments subsequently received in cash by the Partnership with respect to such note shall be included in Cash From Sales or Refinancings, regardless of the treatment of such payments by the Partnership for tax or accounting purposes. If the Partnership receives purchase money obligations in payment for aircraft sold, which are secured by liens on such aircraft, the amount of such obligations shall not be included in Cash From Sales or Refinancings until the obligations are fully satisfied.

        Each distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings of the Partnership shall be made 95% to the Recognized Owners and 5% to the General Partner. "Payout" is defined as the first time when the aggregate amount of all distributions to the Recognized Owners of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings equals the aggregate amount of the Recognized Owners' original capital contributions plus a cumulative annual return of 10% (compounded quarterly and calculated beginning with the last day of the month of the Partnership's Closing Date) on their aggregate unreturned capital contributions. For purposes of this definition, capital contributions shall be deemed to have been returned only to the extent that distributions of cash to the Recognized Owners exceed the amount required to satisfy the cumulative annual return of 10% (compounded quarterly) on the Recognized Owners' aggregate unreturned capital contributions, such calculation to be based on the aggregate unreturned capital contributions outstanding on the first day of each fiscal quarter.

        Distributable Cash From Operations and Distributable Cash From Sales or Refinancings ("Distributions") are distributed within 30 days after the completion of each quarter, beginning with the first full fiscal quarter following the Partnership's Closing Date. Each Distribution is described in a statement sent to the Recognized Owners.

Item 6.  Selected Financial Data.

        Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1995 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

        Incorporated herein by reference to the financial statements and supplementary data included in the 1995 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.  Directors and Executive Officers of the Partnership.

        (a-b) Identification of Directors and Executive Officers

        The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Aircraft Management Corporation is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties and the Recognized Owners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 1996 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (See Item 13)
                Name                                            Title                             Age             Term

Geoffrey A. MacDonald                      Chief Executive Officer, Chairman                                     Until a
                                           and a member of the Executive                                        successor
                                           Committee of AFG and President                                        is duly
                                           and a Director of the General                                        elected
                                           Partner                                                 47               and
                                                                                                                qualified
Gary D. Engle                              President and Chief Operating
                                           Officer and member of the
                                           Executive Committee of AFG and a Director
                                           of the General Partner                                  47

Gary M. Romano                             Vice President and Controller
                                           of AFG and Clerk of the General Partner                 36

Michael J. Butterfield                     Vice President and Treasurer of
                                           the General Partner                                     36

James F. Livesey                           Vice President, Aircraft and Vessels                    46
                                           of AFG

Sandra L. Simonsen                         Vice President, Information Systems                     45
                                           of AFG

        (c) Identification of Certain Significant Persons

        None.

        (d) Family Relationship

        No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

        (e) Business Experience

        Mr. MacDonald, age 47, is a co-founder,  Chief Executive Officer,  Chairman and a member of the Executive Committee of AFG and President  and a Director of the General  Partner.  Mr.  MacDonald  served as a co-founder,  Director and Senior
Vice President of AFG's  predecessor  corporation  from 1980 to 1988. Mr.  MacDonald  controls AFG, the General Partner and each of AFG's partners and affiliates.  Mr.  MacDonald is Vice President of American  Finance Group  Securities Corp. and a
limited  partner in Atlantic  Acquisition  Limited  Partnership  ("AALP").  Prior to  co-founding  AFG's  predecessor,  Mr.
MacDonald held various  executive and management  positions in the leasing and  pharmaceutical  industries.  Mr.  MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

        Mr. Engle,  age 47, is President  and Chief  Operating  Officer and a member of the Executive  Committee of AFG and
President  of AFG Realty  Corporation.  Mr. Engle is Vice  President  and a Director of certain of AFG's  affiliates  and a
Director of the General  Partner.  On  December 16, 1994,  Mr. Engle acquired  control of AFG, the General Partner and each of AFG's  subsidiaries.  Mr. Engle controls the general  partner of AALP and is also a limited  partner in AALP.  From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners  Development,  Inc., a real estate and mortgage  banking company.  From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial  Officer of Arvida Disney  Company,  a
large scale  community  development  company  owned by Walt Disney  Company.  Prior to 1980,  Mr.  Engle  served in various management consulting and institutional  brokerage  capacities.  Mr. Engle has an M.B.A. from Harvard University and a B.S.
degree from the University of Massachusetts (Amherst).

        Mr. Romano,  age 36, is Vice President and Controller of AFG and certain of its affiliates and Clerk of the General
Partner.  Mr. Romano joined AFG in November 1989 and was appointed Vice  President and  Controller in April 1993.  Prior to
joining AFG, Mr. Romano was Assistant  Controller  for a  privately-held  real estate  company which he joined in 1987. Mr.
Romano held audit staff and manager  positions at Ernst & Whinney  from 1982 to 1986.  Mr.  Romano is a C.P.A.  and holds a
B.S. degree from Boston College.

        Mr.  Butterfield,  age 36, is Vice  President and Treasurer of certain of AFG's  affiliates,  including the General
Partner.  Mr.  Butterfield  joined AFG in June 1992 and was appointed Vice President and Treasurer in March 1996.  Prior to
joining AFG, Mr.  Butterfield  was an Audit Manager with Ernst & Young LLP,  which he joined in 1987. Mr.  Butterfield  was employed in public and industry  positions in New Zealand and London  (U.K.) prior to coming to the United  States in 1987.
Mr. Butterfield  attained his Associate  Chartered  Accountant (A.C.A.)  professional  qualification in New Zealand and has completed his C.P.A.  requirements  in the United  States.  He holds a Bachelor of Commerce  degree from the  University of
Otago, Dunedin, New Zealand.

        Mr. Livesey,  age 46, is Vice  President,  Aircraft and Vessels,  of AFG. Mr. Livesey joined AFG in October,  1989, and was  promoted  to Vice  President  in  January,  1992.  Prior to joining  AFG,  Mr.  Livesey  held sales and  marketing positions  with two  privately-held  equipment  leasing  firms.  Mr.  Livesey holds an M.B.A.  from Boston College and B.A.
degree from Stonehill College.

        Ms. Simonsen, age 45, joined AFG in February 1990 and was promoted to Vice President,  Information Systems in April
1992.  Prior to joining AFG, Ms.  Simonsen was Vice  President,  Information  Systems  with  Investors  Mortgage  Insurance
Company which she joined in 1973. Ms.  Simonsen  provided  systems  consulting  for a subsidiary of American  International
Group and authored a software program published by IBM.  Ms. Simonsen holds a B.A. degree from Wilson College.

        (f) Involvement in Certain Legal Proceedings

        None.

        (g) Promoters and Control Persons

        See Item 10 (a-b) above.


Item 11.  Executive Compensation.

        (a) Cash Compensation

        Currently, the Partnership has no employees. However, under the terms of the Restated Agreement, as amended, the Partnership is obligated to pay all costs of personnel employed full or part-time by the Partnership, including officers or employees of the General Partner or its Affiliates. There is no plan at the present time to make any partners or employees of the General Partner or its Affiliates employees of the Partnership. The Partnership has not paid and does not propose to pay any options, warrants or rights to the officers or employees of the General Partner or its Affiliates.

        (b) Compensation Pursuant to Plans

        None.

        (c) Other Compensation

        Although the Partnership has no employees, as discussed in Item 11(a), pursuant to section 10.4(c) of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the General Partner and its Affiliates for such services is included in Item 13, herein and in Note 4 to the financial statements included in Item 14, herein.

        (d) Compensation of Directors

        None.

        (e) Termination of Employment and Change of Control Arrangement

        There exists no remuneration plan or arrangement with the General Partner or its Affiliates which results or may result from their resignation, retirement or any other termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 11.2(a) of the Restated Agreement, as amended (subject to Sections 11.2(b) and 11.3), a majority interest of the Recognized Owners have voting rights with respect to:

        1.    Amendment of the Restated Agreement;

        2.    Termination of the Partnership;

        3.    Removal of the General Partner; and

        4. Approval or disapproval of the sale of all or substantially all of the assets of the Partnership (except in the orderly liquidation of the Partnership upon its termination and dissolution).

        As of March 1, 1996,  the following person or group owns  beneficially more than 5% of the Partnership's  3,040,000 outstanding Units:
                                                   Name and                               Amount                  Percent
              Title                               Address of                           of Beneficial                of
            of Class                           Beneficial Owner                          Ownership                 Class

       Units Representing                 West American Insurance Co.
       Limited Partnership                  136 North Third Street                     200,000 Units               6.6%
            Interests                         Hamilton, OH  45025


        The ownership and organization of AFG is described in Item 1 of this report.
Item 13.  Certain Relationships and Related Transactions.

        The General Partner of the Partnership is AFG Aircraft Management Corporation, an affiliate of AFG.

        (a) Transactions with Management and Others

        All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1995, 1994, and 1993, which were accrued or paid by the Partnership to AFG or its Affiliates, are as follows:

                                                              1995                      1994                       1993

Equipment management fees                                 $     229,430             $     258,320             $     291,144
Administrative charges                                           21,000                    12,000                    14,955
Reimbursable operating expenses
     due to third parties                                       218,185                   131,434                    89,155

                                Total                      $    468,615             $     401,754              $    395,254


        As provided under the terms of the Management Agreement, AFG is compensated for its services to the Partnership. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, AFG was compensated by an amount equal to 1.6% of Equipment Base Price paid by the Partnership. For management services, AFG is compensated by an amount equal to the lesser of (i) 5% of gross operating lease rental revenues and 2% of gross full payout lease rental revenues received by the Partnership or
(ii) fees which the General Partner reasonably believes to be competitive for similar services for similar equipment. Both of these fees are subject to certain limitations defined in the Management Agreement. Compensation to AFG for services connected to the sale of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and is subject to certain limitations defined in the Management Agreement.

        Administrative  charges  represent  amounts  owed  to AFG,  pursuant  to
Section 10.4(c) of the Restated Agreement, as amended, for persons employed by AFG who are engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by AFG on behalf of the Partnership which are reimbursed to AFG.

        All aircraft were purchased from AFG or one of its Affiliates. The Partnership's Purchase Price was determined by the method described in Note 2 to the financial statements included in Item 14, herein.

        Substantially all rents and proceeds from the sale of aircraft are paid directly to AFG. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 1995, the Partnership was owed $353,803 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 1996.

        In 1990, AFG assigned its equipment Management Agreement with the Partnership to AF/AIP Programs Limited Partnership, and AF/AIP Programs Limited Partnership entered into an identical management agreement with AFG. AF/AIP Programs Limited Partnership also entered into a nonexclusive confirmatory agreement with AFG's former majority-owned subsidiary, AIRFUND Corporation ("AFC"), for the provision of aircraft remarketing services.

        (b) Certain Business Relationships

        None.

        (c) Indebtedness of Management to the Partnership

        None.

        (d) Transactions with Promoters

        See Item 13(a) above.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  Documents filed as part of this report:

             (1)         Financial Statements:

                         Report of Independent Auditors...................................................................*

                         Statement of Financial Position
                         at December 31, 1995 and 1994....................................................................*

                         Statement of Operations
                         for the years ended December 31, 1995, 1994 and 1993.............................................*

                         Statement of Changes in Partners' Capital
                         for the years ended December 31, 1995, 1994 and 1993.............................................*

                         Statement of Cash Flows
                         for the years ended December 31, 1995, 1994 and 1993.............................................*

                         Notes to the Financial Statements................................................................*

             (2)         Financial Statement Schedules:

                         None required.

             (3)         Exhibits:

                         Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.


           Exhibit
           Number

            4            Amended and Restated  Agreement and  Certificate of Limited  Partnership  included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No.33-25334).

           13            The 1995 Annual Report to security  holders,  a copy of
                         which  is  furnished   for  the   information   of  the
                         Securities and Exchange Commission. Such Report, except
                         for  those  portions  thereof  which  are  incorporated
                         herein by  reference,  is not deemed  "filed"  with the
                         Commission.

           23            Consent of Independent Auditors.

           99            (a) Lease agreement with Northwest  Airlines,  Inc. was
                         filed in the  Registrant's  Annual  Report on Form 10-K
                         for  the  period   July  26,  1989   (commencement   of
                         operations)  to December 31, 1989 as Exhibit 28 (b) and
                         is incorporated herein by reference.


*  Incorporated  herein by reference to the appropriate  portion of the 1995 Annual Report to security holders for the year ended December 31, 1995. (See Part II)

           Exhibit
           Number

           99  (b)       Lease agreement with United Air Lines,  Inc. was filed
                         in the Registrant's Annual Report on Form 10-K for the period July 26, 1989 (commencement of operations) to December 31, 1989 as Exhibit 28 (c) and is incorporated herein by reference.

           99 (c) Lease agreement with Cathay Pacific Airways Limited was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 28
                         (d) and is incorporated herein by reference.

           99  (d)       Lease agreement with Southwest  Airlines,  Inc. is
                         filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is included herein.


        (b) Reports on Form 8-K

        None.

                                                                    Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS

        We consent to the incorporation by reference in this Annual Report (Form 10-K) of AIRFUND International Limited Partnership of our report dated March 12, 1996, except for the fourth paragraph of Note 7, as to which the date is March 25, 1996, included in the 1995 Annual Report to Partners of AIRFUND International Limited Partnership.






                                                              ERNST & YOUNG LLP






Boston, Massachusetts
March 25, 1996

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         No annual report has been sent to the Recognized Owners. A report will be furnished to the Recognized Owners subsequent to the date hereof.

         No proxy statement has been or will be sent to the Recognized Owners.

                            SIGNATURES

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


                    AIRFUND International Limited Partnership


                                       By: AFG Aircraft Management Corporation,
                                       a Massachusetts corporation and the
                                       General Partner of the Registrant.






By:  /s/ Geoffrey A. MacDonald                                                  By: /s/ Gary D. Engle
Geoffrey A. MacDonald                                                           Gary D. Engle
Chief Executive Officer,                                                        President and Chief Operating
Chairman, and a member of the                                                   Officer and member of the
Executive Committee of AFG and                                                  Executive Committee of AFG and
President and a Director of the                                                 a Director of the General Partner
General Partner                                                                 (Principal Financial Officer)
(Principal Executive Officer)



Date:    March 29, 1996                                                         Date:   March 29, 1996






By:  /s/ Gary M. Romano
Gary M. Romano
Vice President and Controller
of AFG and Clerk of the General Partner
(Principal Accounting Officer)



Date:    March 29, 1996



