Form 10-K/A
period 1995-12-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1996-04-09
CIK 842184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

(Mark One)

[XX]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1995
                         ----------------------------------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                               to
                              ------------------------------   -----------------
Commission file number              0-18368.
                      ----------------------------------------------------------

                    AIRFUND International Limited Partnership
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Massachusetts                                            04-3037350
- -----------------------------------                        ---------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)

  98 N. Washington St., Fifth Floor, Boston, MA            02114
- ------------------------------------------------           ---------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act  NONE
                                                          ----------------------
       Title of each class         Name of each exchange on which registered

- ------------------------------     ---------------------------------------------

- ------------------------------     ---------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

            3,040,000 Units Representing Limited Partnership Interest
- --------------------------------------------------------------------------------
                                (Title of class)

- --------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant  was  required  to file such  reports),  and (2) has been
subject to such filing  requirements  for the past 90 days. Yes  XX     No
                                                               -------    ------
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

PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- --------------------------------------------------------------------------
     (a)  Documents filed as part of this report:

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


           Exhibit
           Number
          ---------
            4            Amended and Restated  Agreement and  Certificate of Limited  Partnership  included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No.33-25334).

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

           Exhibit
           Number
          --------
           99  (b)       Lease agreement with United Air Lines, Inc. was filed
                         in the  Registrant's  Annual Report on Form 10-K for
                         the period July 26, 1989  (commencement of operations)
                         to December 31, 1989 as Exhibit 28 (c) and is
                         incorporated herein by reference.

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


                    AIRFUND International Limited Partnership


                    By: AFG Aircraft Management Corporation,
                    a Massachusetts corporation and the
                    General Partner of the Registrant.



By:  /s/ Geoffrey A. MacDonald               By: /s/ Gary D. Engle
   ----------------------------                 ---------------------------
Geoffrey A. MacDonald                        Gary D. Engle
Chief Executive Officer,                     President and Chief Operating
Chairman, and a member of the                Officer and member of the
Executive Committee of AFG and               Executive Committee of AFG and
President and a Director of the              a Director of the General Partner
General Partner                              (Principal Financial Officer)
(Principal Executive Officer)


Date:  April 9, 1996                         Date:  April 9, 1996
     -------------------------                    ----------------------------




By:  /s/ Gary M. Romano
Gary M. Romano
Vice President and Controller
of AFG and Clerk of the General Partner
(Principal Accounting Officer)


Date:  April 9, 1996
     -------------------------