Form 10-Q
period 1996-03-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1996-05-15
CIK 842184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31,1996

                                       OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                   to





For Quarter Ended March 31, 1996                Commission File No. 0-18368


                    AIRFUND International Limited Partnership
             (Exact name of registrant as specified in its charter)

Massachusetts                                           04-3037350
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

98 North Washington Street, Boston, MA                  02114
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (617)854-5800

 (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes X     No

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

                                    FORM 10-Q

                                      INDEX


                                                                                                                 Page

PART I.  FINANCIAL INFORMATION:


     Item 1.  Financial Statements

         Statement of Financial Position
              at March 31, 1996 and December 31, 1995                                                             3

         Statement of Operations
              for the three months ended March 31, 1996 and 1995                                                  4

         Statement of Cash Flows
              for the three months ended March 31, 1996 and 1995                                                  5

         Notes to the Financial Statements                                                                      6-8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                              9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 13










                   The accompanying notes are an integral part
                         of these financial statements.


                    AIRFUND International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1996 and December 31, 1995

                                   (Unaudited)




                                                                                        March 31,         December 31,
                                                                                         1996                 1995
ASSETS
Cash and cash equivalents                                                         $     1,203,610      $     1,079,341

Contractual right for equipment                                                                --            4,360,599

Rents receivable                                                                          107,657              562,594

Accounts receivable - affiliate                                                                --              353,803

Equipment at cost, net of accumulated depreciation of
     $23,507,288 and $22,741,547 at March 31, 1996
     and December 31, 1995, respectively                                               23,528,966           10,532,269
                                                                                  ---------------      ---------------

         Total assets                                                             $    24,840,233      $  16,888,606
                                                                                  ===============      =============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                     $    13,226,486      $      4,742,968
Accrued interest                                                                           70,310                63,568
Accrued liabilities                                                                        38,027                40,527
Accrued liabilities - affiliate                                                           126,772                71,661
Deferred rental income                                                                         --               136,139
Cash distributions payable to partners                                                         --               600,000
                                                                                  ---------------      ----------------

         Total liabilities                                                             13,461,595             5,654,863
                                                                                  ---------------      ----------------

Partners' capital (deficit):
     General Partner                                                                   (1,130,064)           (1,137,309)
     Limited Partnership Interests
     (3,040,000 Units; initial purchase price of $25 each)                             12,508,702            12,371,052
                                                                                  ---------------      ----------------

         Total partners' capital                                                       11,378,638            11,233,743
                                                                                  ---------------      ----------------

         Total liabilities and partners' capital                                  $    24,840,233      $  16,888,606
                                                                                  ===============      =============








                    AIRFUND International Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1996 and 1995

                                   (Unaudited)





                                                                                          1996                   1995
                                                                                   -----------------      -----------

Income:

     Lease revenue                                                                 $       980,071        $     1,137,362

     Interest income                                                                       144,924                 14,115
                                                                                   ---------------        ---------------

         Total income                                                                    1,124,995              1,151,477
                                                                                   ---------------        ---------------


Expenses:

     Depreciation                                                                          765,741                723,401

     Interest expense                                                                     100,108                      --

     Equipment management fees - affiliate                                                  49,004                   56,868

     Operating expenses - affiliate                                                         65,247                 49,811
                                                                                   ---------------        ---------------

         Total expenses                                                                    980,100                830,080
                                                                                   ---------------        ---------------


Net income                                                                         $       144,895        $       321,397
                                                                                   ===============        ===============


Net income
     per limited partnership unit                                                  $          0.05        $             0.10
                                                                                   ===============        ==================

Cash distribution declared
     per limited partnership unit                                                  $            --        $             0.31
                                                                                   ===============        ==================








                    AIRFUND International Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995

                                   (Unaudited)



                                                                                             1996             1995
                                                                                      ----------------------------

Cash flows from (used in) operating activities:
Net income                                                                        $       144,895      $       321,397

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                     765,741              723,401

Changes in assets and liabilities Decrease (increase) in:
         rents receivable                                                                 454,937                   --
         accounts receivable - affiliate                                                  353,803               (2,336)
     Increase (decrease) in:
         accrued interest                                                                   6,742                   --
         accrued liabilities                                                               (2,500)             (33,688)
         accrued liabilities - affiliate                                                   55,111              137,069
         deferred rental income                                                          (136,139)             263,160
                                                                                  ---------------      ---------------

              Net cash from operating activities                                        1,642,590            1,409,003
                                                                                  ---------------      ---------------

Cash flows used in investing activities:
     Purchase of equipment                                                               (240,726)                  --
                                                                                  ---------------      ---------------

                   Net cash used in investing activities                                 (240,726)                  --
                                                                                  ---------------      ---------------

Cash flows used in financing activities:
     Principal payments - note payable                                                   (677,595)                  --
     Distributions paid                                                                  (600,000)          (1,000,000)
                                                                                  ---------------      ---------------

              Net cash used in financing activities                                    (1,277,595)          (1,000,000)
                                                                                  ---------------      ---------------

Net increase in cash and cash equivalents                                                 124,269              409,003

Cash and cash equivalents at beginning of period                                        1,079,341            1,067,046
                                                                                  ---------------      ---------------

Cash and cash equivalents at end of period                                        $     1,203,610       $    1,476,049
                                                                                  ===============       ==============


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                     $         93,366     $                 --
                                                                                  ================     ====================


Supplemental disclosure of non-cash investing activities:
     See Note 5 to the Financial Statements.











                    AIRFUND International Limited Partnership


                        Notes to the Financial Statements
                                 March 31, 1996


                                   (Unaudited)




NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in
U. S.  Governments securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $12,115,102 are due as follows:

        For the year ending March 31, 1997           $    4,335,986
                                           1998           3,368,638
                                           1999           3,368,638
                                           2000           1,041,840
                                                    ---------------

                                             Total    $  12,115,102


     In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the "United Aircraft") to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 5 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 43.41% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc.(the "Southwest Aircraft"). The Partnership will receive approximately $1,250,000 of rental revenue in each of the years in the period ending March 31, 1999, and approximately $1,042,000 in the year ending March 31, 2000, pursuant to the Southwest Aircraft lease agreement.

     Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 49.17% interest in two McDonnell-Douglas MD-82 Aircraft leased by Finnair OY (the "Finnair Aircraft"). The Partnership will receive approximately $2,118,000 of rental revenue in each of the years in the period ending March 31, 1999, pursuant to the Finnair Aircraft lease agreement.





                    AIRFUND International Limited Partnership


                        Notes to the Financial Statements

                                   (Continued)





NOTE 4 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by American Finance Group ("AFG") on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                               1996                  1995
                                                           ------------          --------
     Equipment management fees                               $   49,004            $   56,868
     Administrative charges                                       5,250                 3,000
     Reimbursable operating expenses
         due to third parties                                    59,997                46,811
                                                             ----------             ---------

                                     Total                    $ 114,251             $ 106,679
                                                              =========             =========


NOTE 5 - EQUIPMENT

     The following is a summary of equipment  owned by the  Partnership at March
31, 1996. In the opinion of AFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                        Lease
                                                         Term              Equipment
                    Equipment Type                     (Months)             at Cost

Two McDonnell-Douglas MD-82 (Finnair)                      36                $13,762,438
One Boeing 727-200 (Northwest)                             18                  9,520,359
One Boeing 727-200 (Northwest)                             18                  9,520,359
One Lockheed L-1011-50 (Cathay)                             3                  7,877,225
Three Boeing 737-2H4 (Southwest)                           49                  6,355,873
                                                                           -------------

                                         Total equipment cost                 47,036,254

                                     Accumulated depreciation                (23,507,288)

                   Equipment, net of accumulated depreciation                $23,528,966


     The cost of the Lockheed L-1011-50 aircraft, the three Boeing 737-2H4 aircraft and the two McDonnell-Douglas MD-82 aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by AFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     In September 1995, the Partnership transferred its 76.8% interest in the United Aircraft, pursuant to the rules for a like-kind exchange for income tax reporting purposes (See Note 3 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 43.41% interest in the Southwest Aircraft, at an aggregate cost of $6,355,873. To acquire the interests in the Southwest Aircraft, the Partnership obtained financing of $4,742,968 from a third-party lender and utilized $1,612,905 of the cash consideration received from the transfer of the United Aircraft. The remaining ownership interest of 56.59% in the Southwest Aircraft is held by affiliated equipment leasing programs sponsored by AFG.

     Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 49.17% ownership interest in the Finnair Aircraft at a total cost to the Partnership of $13,762,438. To acquire the ownership interest in the Finnair Aircraft, the Partnership paid $4,601,325 in cash and obtained financing of $9,161,113 from a third-party lender. The remaining ownership interests of 50.83% in the Finnair Aircraft are held by affiliated equipment leasing programs sponsored by AFG.

     Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.


NOTE 6 - NOTES PAYABLE

     Notes payable at March 31, 1996 consisted of installment notes payable to banks of $13,226,486. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.76% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the Southwest Aircraft and the Finnair Aircraft. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft. The carrying amount of notes payable approximates fair value at March 31, 1996.

         The annual maturities of the installment notes payable are as follows:

        For the year ending March 31,       1997      $   2,498,138
                                            1998          2,511,885
                                            1999          2,740,688
                                            2000          5,475,775
                                                      -------------

                                             Total     $ 13,226,486


NOTE 7 - SUBSEQUENT EVENT

     Pursuant to its agreements  with PLM  International,  Inc.,  referred to in
Note 7 of the Partnership's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996

                    AIRFUND International Limited Partnership


                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three months ended March 31, 1996 compared to the three months ended March 31, 1995:

Overview

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three commercial jet aircraft and a proportionate interest in a fourth aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. In 1995, the Partnership transferred its ownership interest in the fourth aircraft to the existing lessee, United Air Lines, Inc., in exchange for proportionate interests in three aircraft leased to Southwest Airlines, Inc., pursuant to lease agreements which expire in 1999. During the first quarter of 1996, the Partnership completed the replacement of the United Aircraft with proportionate interests in two aircraft leased to Finnair OY, pursuant to lease agreements which also expire in 1999. The Partnership continues to own a proportionate interest in one aircraft and a complete interest in two other aircraft held in its original portfolio, all of which are being leased pursuant to renewal lease agreements which will expire in 1996. Upon expiration of the renewal lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.


Results of Operations

     For the three months ended March 31, 1996, the Partnership recognized lease revenue $980,071 compared to $1,137,362 for the same period in 1995. The decrease in lease revenue from 1995 to 1996 reflects the effects of a temporary decline in aircraft lease revenues associated with the Partnership's aircraft exchange (discussed below) which was concluded late in the first quarter of 1996. As a result of this exchange, the Partnership replaced its ownership interest in a Boeing 747-SP, having aggregate quarterly lease revenues of $495,360, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair OY) having aggregate quarterly lease revenues of $845,665. The Finnair Aircraft was exchanged into the Partnership on March 25, 1996. Accordingly, the first quarter of 1996 reflected only a portion of the rents ultimately anticipated from the like-kind exchange. Lease revenue in the near-term will increase due to the completion of the like-kind exchange. Thereafter, the level of lease revenue will decline due to the expiration of renewal lease terms described herein.

     The Partnership's two lease agreements with Northwest Airlines, Inc. ("Northwest") were renewed for a period of twelve months commencing May 1, 1994. Subsequently, Northwest extended the renewal period for an additional twelve months through April 30, 1996. Rents due under the initial twelve month renewals generated aggregate monthly revenue of $124,000 per month compared to $120,000 per month for the second twelve month renewals. Northwest has opted to extend these leases for an additional six months until October 31, 1996 at an aggregate of $120,000 per month. It is anticipated that both of these aircraft will be returned to the Partnership upon the expiration of these lease extensions.

        The Partnership's original lease agreement with Cathay Pacific Airways, Ltd ("Cathay") provided for semi-annual rent adjustments based on the six month London Inter-bank Offered Rate ("LIBOR"). Accordingly, rents generated from this lease fluctuated in relation to the prevailing LIBOR rate on a semi-annual basis. The Partnership's renewal lease agreement with Cathay (having an adjusted semi-annual rent of $535,802) expired on February 14, 1996 and was extended until April 11, 1996. Subsequent to this extension, Cathay will lease the aircraft at a fixed rate until June 30, 1996. The fixed extension agreement will generate approximately $127,000 in renewal revenue for the Partnership. This aircraft is expected to be returned by Cathay upon the expiration of the extension agreement.

        The Partnership holds a proportionate ownership interest in the Cathay, Southwest and Finnair Aircraft, discussed above. The remaining interests are owned by other affiliated partnerships sponsored by AFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft. (See Note 5 to the financial statements.)

     The Partnership typically earns interest income from temporary investments of rental receipts in short-term instruments. For the three months ended March 31, 1996, the Partnership earned interest income of $144,924 compared to $14,115 for the same period in 1995. The increase in interest income in 1996 compared to 1995 is a result of interest of $130,268 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transactions, discussed above.

     In September 1995, the Partnership transferred its 76.8% ownership interest in the United Aircraft, pursuant to the rules for a like-kind exchange for income tax reporting purposes (See Notes 3 and 5 to the financial statements). In November 1995, the Partnership partially replaced the United Aircraft with a 43.41% ownership interest in the Southwest Aircraft, at an aggregate cost of $6,355,873. To acquire the interest in the Southwest Aircraft, the Partnership obtained financing of $4,742,968 from a third-party lender and utilized $1,612,905 of the cash consideration received from the transfer of the United Aircraft. The remaining ownership interest of 56.59% in the Southwest Aircraft is held by affiliated equipment leasing programs sponsored by AFG.

     Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 49.17% ownership interest in the Finnair Aircraft at a total cost to the Partnership of $13,762,438. To acquire the ownership interest in the Finnair Aircraft, the Partnership paid $4,601,325 in cash and obtained financing of $9,161,113 from a third-party lender. The remaining ownership interests of 50.83% in the Finnair Aircraft are held by affiliated equipment leasing programs sponsored by AFG.

        During the three months ended March 31, 1996, the Partnership incurred interest expense of $100,108. Interest expense resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft, described above. In the near-term, interest expense is expected to increase as the financing of the Finnair Aircraft occurred on March 25, 1996 and therefore interest related to the Finnair debt was only incurred from that date through the end of the quarter. Thereafter, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended March 31, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Collectively, operating expenses represented 6.7% of lease revenue during the three months ended March 31, 1996, compared to 4.4% for the same period in 1995. The increase in operating expenses from 1995 to 1996 was due primarily to legal expenses incurred in connection with the like-kind exchange transactions, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $765,741 for the three months ended March 31, 1996, compared to $723,401 for the same period in 1995.

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

     The total economic value realized upon final disposition of each aircraft is comprised of all primary lease term revenues generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the aircraft under re-lease or renewal lease agreements. Consequently, the amount of any future gain or loss reported in the financial statements may not necessarily be indicative of the total residual value the Partnership achieved from leasing the aircraft.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,642,590 and $1,409,003 for the three months ended March 31, 1996 and 1995, respectively. The expiration of the Partnership's current lease agreements will cause a decline in the Partnership's future lease revenue and corresponding sources of operating cash. This will be offset by rents generated in connection with the Southwest Aircraft and the Finnair Aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. Ultimately, the
Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     Cash expended for equipment acquisitions is reported under investing activities on the accompanying Statement of Cash Flows. The Partnership expended $240,726 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1995.

     As described in Results of Operations, the Partnership obtained long-term financing in connection with the like-kind exchange transactions involving the Southwest Aircraft and the Finnair Aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, a portion or all of the rental payment will be used to repay principal and interest. The Partnership has balloon payment obligations at the expiration of the primary lease term related to the Finnair Aircraft.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each aircraft at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the aircraft, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's aircraft portfolio. As a result of anticipated expenditures related to the remarketing of aircraft, discussed below, the Partnership did not declare a cash distribution for the three month period ended March 31, 1996. It is anticipated that the resumption and amount of future distributions will be dependent upon the timing and extent of cash payments required to refurbish and/or remarket the Partnership's aircraft.

        The future liquidity of the Partnership will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods is expected to fluctuate widely as the General Partner attempts to remarket the Partnership's aircraft and possibly upgrade certain aircraft to meet the standards of potential successor lessees. The like-kind exchange, involving the United, Southwest and Finnair Aircraft, was undertaken, in part, to mitigate the Partnership's economic risk resulting from the United Aircraft being returned to the Partnership upon its lease expiration in April 1996 and remaining off-lease for an extended period. The exchange enabled the Partnership to replace a specialized aircraft with other aircraft which are used more widely in the industry and also to significantly extend its rental stream with two creditworthy lessees.

        The return of the Cathay and two Northwest aircraft, upon expiration of the current lease agreements (June 1996 and October 1996, respectively), will present additional demands on the Partnership's cash position, depending upon upgrades or refurbishments which may be necessary to remarket the aircraft. Accordingly, the General Partner has reserved a portion of the Partnership's cash for such purposes. Over time, aircraft disposals and other remarketing events will cause the Partnership's net cash from operating activities to diminish. The General Partner will continue to suspend quarterly cash distributions until completion of the Partnership's pending remarketing requirements.




                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                           PART II. OTHER INFORMATION



         Item 1.                            Legal Proceedings
                                            Response:  None

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



                    AIRFUND International Limited Partnership


                               By:      AFG Aircraft Management Corporation, a
                                        Massachusetts    corporation   and   the
                                        General Partner of the Registrant.


                               By:      ls/  Michael J. Butterfield
                                        Michael J. Butterfield
                                        Treasurer of AFG Aircraft Management
                                        Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    May 15, 1996



                               By:      ls/  Gary Romano
                                        Gary M. Romano
                                        Clerk of AFG Aircraft Management
                                        Corporation
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                               Date:    May 15, 1996



