Form 10-Q
period 1996-06-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1996-08-14
CIK 842184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              -------------------

                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

                               ----------------------

For Quarter Ended June 30, 1996                    Commission File No. 0-18368


                   AIRFUND International Limited Partnership
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                        04-3037350
- -----------------                                    ------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)

98 North Washington Street, Boston, MA              02114
- ----------------------------------------            -------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code     (617) 854-5800
                                                   ------------------


- -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes      No
                                                       ---     ---

                   AIRFUND International Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                              Page
                                                              ----
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

     Statement of Financial Position at June 30, 1996
      and December 31, 1995                                     3

     Statement of Operations for the three and six
      months ended June 30, 1996 and 1995                       4

     Statement of Cash Flows for the six months ended
      June 30, 1996 and 1995                                    5

     Notes to the Financial Statements                        6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 9-12


PART II.  OTHER INFORMATION:

Items 1 - 6                                                    13


                   AIRFUND International Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                            June 30,     December 31,
                                              1996           1995
                                          -------------  -------------
ASSETS
- ------

Cash and cash equivalents                  $ 1,403,784    $ 1,079,341
Contractual right for equipment                     --      4,360,599

Rents receivable                                    --        562,594
Accounts receivable - affiliate                     --        353,803
Equipment at cost, net of accumulated
 depreciation of $24,397,070 and
 $22,741,547 at June 30, 1996 and
 December 31, 1995, respectively            22,639,184     10,532,269
                                           -----------    -----------

   Total assets                            $24,042,968    $16,888,606
                                           ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $12,510,993    $ 4,742,968
Accrued interest                               131,364         63,568
Accrued liabilities                             40,027         40,527
Accrued liabilities - affiliate                 64,872         71,661
Deferred rental income                         164,789        136,139
Cash distributions payable to partners              --        600,000
                                           -----------    -----------
   Total liabilities                        12,912,045      5,654,863
                                           -----------    -----------
Partners' capital (deficit):
   General Partner                          (1,142,450)    (1,137,309)
   Limited Partnership Interests
   (3,040,000 Units; initial purchase
   price of $25 each)                       12,273,373     12,371,052
                                           -----------    -----------
   Total partners' capital                  11,130,923     11,233,743
                                           -----------    -----------
   Total liabilities and partners'
    capital                                $24,042,968    $16,888,606
                                           ===========    ===========

                 The accompanying notes are ann integarl part
                        of these financial statements.

                   AIRFUND International Limited Partnership

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                                    Three Months                  Six Months
                                                   Ended June 30,               Ended June 30,
                                               1996             1995           1996         1995
                                          ---------------  --------------  ------------  -----------
Income:
        Lease revenue                         $1,161,279       $1,110,038   $2,141,350    $2,247,400
        Interest income                           17,649           14,884      162,573        28,999
                                              ----------       ----------   ----------    ----------
        Total income                           1,178,928        1,124,922    2,303,923     2,276,399
                                              ----------       ----------   ----------    ----------

Expenses:
        Depreciation                             889,782          723,401    1,655,523     1,446,802
        Interest expense                         291,906               --      392,014            --
        Equipment management fees
        - affiliate                               58,064           55,502      107,068       112,370
        Operating expenses - affiliate           186,891           92,306      252,138       142,117
                                              ----------       ----------   ----------    ----------
        Total expenses                         1,426,643          871,209    2,406,743     1,701,289
                                              ----------       ----------   ----------    ----------

Net income (loss)                             $ (247,715)      $  253,713   $ (102,820)   $  575,110
                                              ==========       ==========   ==========    ==========
Net income (loss)
 per limited partnership unit                 $     (0.08)      $     0.08  $     (0.03)   $     0.18
                                              ===========       ==========  ===========    ==========
Cash distributions declared
 per limited partnership unit                 $        --       $     0.31  $        --    $     0.62
                                              ===========       ==========  ===========    ==========

                 The accompanying notes are ann integarl part
                        of these financial statements.

                   AIRFUND International Limited Partnership

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
 activities:
Net income (loss)                         $  (102,820)  $   575,110
Adjustments to reconcile net income
 (loss) to net cash from operating
 activities:
       Depreciation                         1,655,523     1,446,802
Changes in assets and liabilities
  Decrease (increase) in:
   rents receivable                           562,594        (8,193)
   accounts receivable - affiliate            353,803          (181)
  Increase (decrease) in:
   accrued interest                            67,796            --
   accrued liabilities                           (500)      (32,188)
   accrued liabilities - affiliate             (6,789)       (1,680)
   deferred rental income                      28,650         9,172
                                          -----------   -----------
   Net cash from operating activities       2,558,257     1,988,842
                                          -----------   -----------
Cash flows used in investing activities:
   Purchase of equipment                     (240,726)           --
                                          -----------   -----------

   Net cash used in investing activities     (240,726)           --
                                          -----------   -----------
Cash flows used in financing activities:
 Principal payments - notes payable        (1,393,088)           --
 Distributions paid                          (600,000)   (2,000,000)
                                          -----------   -----------
   Net cash used in financing activities   (1,993,088)   (2,000,000)
                                          -----------   -----------
Net increase (decrease) in cash and
 cash equivalents                             324,443       (11,158)
Cash and cash equivalents at beginning
 of period                                  1,079,341     1,067,046
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $ 1,403,784   $ 1,055,888
                                          ===========   ===========

Supplemental disclosure of cash flow
 information:
 Cash paid during the period for
  interest                                $   324,218   $   --
                                          ===========   ===========

Supplemental disclosure of non-cash investing activities:
  See Note 5 to the Financial Statements.

                 The accompanying notes are ann integarl part
                        of these financial statements.

                   AIRFUND International Limited Partnership
                       Notes to the Financial Statements

                                 June 30, 1996
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

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

 In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

 The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

 Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $10,702,573 are due as follows:

For the year ending June 30, 1997     $ 3,788,778
                             1998       3,368,778
                             1999       2,815,729
                             2000         729,288
                                      -----------

                            Total     $10,702,573
                                      ===========


 In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the "United Aircraft") to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 5 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 43.41% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc. (the "Southwest Aircraft"). The Partnership will receive approximately $1,250,000 of rental revenue in each of the years in the period ending June 30, 1999, and approximately $729,000 in the year ending June 30, 2000, pursuant to the Southwest Aircraft lease agreement.

 Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 49.17% interest in two McDonnell-Douglas MD-82 Aircraft leased by Finnair OY (the "Finnair Aircraft"). The Partnership will receive approximately $2,118,000 of rental revenue in each of the years in the period ending

                   AIRFUND International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

June 30, 1998 and approximately $1,566,000 in the year ending June 30, 1999, pursuant to the Finnair Aircraft lease agreement.


NOTE 4 - RELATED PARTY TRANSACTIONS
- -----------------------------------

 All operating expenses incurred by the Partnership are paid by American Finance Group ("AFG") on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                     1996       1995
                                   ---------  ---------

Equipment management fees           $107,068   $112,370
Administrative charges                10,500     10,500
Reimbursable operating expenses
 due to third parties                241,638    131,617
                                    --------   --------

  Total                             $359,206   $254,487
                                    ========   ========



NOTE 5 - EQUIPMENT
- ------------------

 The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of AFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                                          Lease
                                                                           Term       Equipment
    Equipment Type                                                       (Months)      at Cost
- ------------------------                                                ----------  -------------

Two McDonnell-Douglas MD-82 (Finnair)                                            36   $ 13,762,438
One Boeing 727-251 (Northwest)                                                   18      9,520,359
One Boeing 727-251 (Northwest)                                                   18      9,520,359
One Lockheed L-1011-50 (Cathay)                                                  --      7,877,225
Three Boeing 737-2H4 (Southwest)                                                 49      6,355,873
                                                                                      ------------

                                                               Total equipment cost     47,036,254

                                                           Accumulated depreciation    (24,397,070)
                                                                                      ------------

                                         Equipment, net of accumulated depreciation   $ 22,639,184
                                                                                      ============


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

                   AIRFUND International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)



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

 On June 30, 1996, the Lockheed l-1011-50 aircraft, in which the Partnership has a proportionate ownership interest, was returned by the lessee. The General Partner is currently negotiating a re-lease with a new lessee.


NOTE 6 - NOTES PAYABLE
- ----------------------

 Notes payable at June 30, 1996 consisted of installment notes payable to banks of $12,510,993. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.76% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the Southwest Aircraft and the Finnair Aircraft. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft. The carrying amount of notes payable approximates fair value at June 30, 1996.

   The annual maturities of the installment notes payable are as follows:

For the year ending June 30, 1997   $ 2,367,046
                             1998     2,583,792
                             1999     6,949,526
                             2000       610,629
                                    -----------

                            Total   $12,510,993
                                    ===========

NOTE 7 - SUBSEQUENT EVENT
- -------------------------

 During July 1996, the Partnership sold a Boeing 727-251 Advanced aircraft to the lessee, Northwest Airlines, Inc. The Partnership received lease termination rents of $240,000 and sale proceeds of $3,150,000. At June 30, 1996, the net carrying value of the aircraft was $481,515.

                   AIRFUND International Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


 Item 2.  Management's Discussion and Analysis of Financial Condition and
 ------------------------------------------------------------------------
Results of Operations.
- ---------------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

 As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three commercial jet aircraft and a proportionate interest in a fourth aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. In 1995, the Partnership transferred its ownership interest in the fourth aircraft to the existing lessee, United Air Lines, Inc., in exchange for proportionate interests in three aircraft leased to Southwest Airlines, Inc., pursuant to lease agreements which expire in 1999. During the first quarter of 1996, the Partnership completed the replacement of the United Aircraft with proportionate interests in two aircraft leased to Finnair OY, pursuant to lease agreements which also expire in 1999. The Partnership continues to own a proportionate interest in an aircraft which was returned by the lessee on June 30, 1996 and for which a re-lease agreement is currently being negotiated. At June 30, 1996, the Partnership also owned complete interests in two other aircraft, one which was sold in July 1996 (See
Note 7 - Subsequent Events) and the other which is currently being leased pursuant to a renewal lease agreement which will expire in October 1996. The General Partner is currently negotiating the sale of the second aircraft at the expiration of its lease term. Upon expiration of the lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.


Results of Operations
- ---------------------

 For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $1,161,279 and $2,141,350, respectively, compared to $1,110,038 and $2,247,400 for the same periods in 1995. The fluctuation in lease revenue from 1995 to 1996 reflects the effects of a temporary decline in aircraft lease revenues associated with the Partnership's aircraft exchange (discussed below) which was concluded late in the first quarter of 1996. As a result of this exchange, the Partnership replaced its ownership interest in a Boeing 747-SP, having aggregate quarterly lease revenues of $495,360, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair OY) having aggregate quarterly lease revenues of $845,665. The Finnair Aircraft was exchanged into the Partnership on March 25, 1996. Accordingly, revenue for the six months ended June 30, 1996 reflected only a portion of the rents ultimately anticipated from the like-kind exchange. Lease revenue in the near-term will fluctuate due to anticipated renewal lease agreements and the anticipated sale of certain aircraft. Thereafter, the level of lease revenue will decline due to the expiration of renewal lease terms described herein.

 The Partnership's two lease agreements with Northwest Airlines, Inc. ("Northwest") were renewed for a period of twelve months commencing May 1, 1994. Subsequently, Northwest extended the renewal period for an additional twelve months through April 30, 1996. Rents due under the initial twelve month renewals generated aggregate monthly revenue of $124,000 per month compared to $120,000 per month for the second twelve month renewals. Northwest opted to extend these leases for an additional six months until October 31, 1996 at an aggregate of $120,000 per month. During July 1996, the Partnership sold one of the aircraft to Northwest (See Note 7 - Subsequent Events) and, in addition to the sales proceeds, received

                   AIRFUND International Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

lease termination rents of $240,000. The second aircraft will be returned to the Partnership at the expiration of its renewal lease term. The General Partner is currently negotiating the sale of this aircraft.

   The Partnership's original lease agreement with Cathay Pacific Airways, Ltd ("Cathay") provided for semi-annual rent adjustments based on the six month London Inter-bank Offered Rate ("LIBOR"). Accordingly, rents generated from this lease fluctuated in relation to the prevailing LIBOR rate on a semi-annual basis. The Partnership's renewal lease agreement with Cathay (having an adjusted semi-annual rent of $535,802) expired on February 14, 1996 and was extended until April 11, 1996. Subsequent to this extension, Cathay leased the aircraft at a fixed rate until June 30, 1996. The fixed extension agreement generated approximately $127,000 in renewal revenue for the Partnership. The re-lease of this aircraft is currently being negotiated. Currently, the demand for L-1011 aircraft is weak, limited principally to air cargo carriers and operators of passenger charters. Several major airlines have reduced their commitment to the L-1011 and, currently, a large domestic air carrier is expected to retire eleven L-1011 aircraft from its fleet. Such circumstances may inhibit the remarketing of the Partnership's L-1011 aircraft and may require the Partnership to upgrade or refurbish the aircraft to meet the needs of a potential successor lessee. Accordingly, until the Partnership's L-1011 aircraft is remarketed, the General Partner expects to reserve a portion of the Partnership's cash for such purposes. In addition, the General Partner will engage the services of a third party to provide a new appraisal of the Partnership's L-1011 aircraft in light of current market conditions.

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

 The Partnership typically earns interest income from temporary investments of rental receipts in short-term instruments. For the three and six months ended June 30, 1996, the Partnership earned interest income of $17,649 and $162,573, respectively, compared to $14,884 and $28,999 for the same periods in 1995. The increase in interest income in 1996 compared to 1995 is a result of interest of $130,268 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transactions, discussed above.

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

 Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 49.17% ownership interest in the Finnair Aircraft at a total cost to the Partnership of $13,762,438. To acquire the ownership interest in the Finnair Aircraft, the Partnership paid $4,601,325 in cash and obtained financing of $9,161,113 from a third-party lender. The remaining ownership interest of 50.83% in the Finnair Aircraft is held by affiliated equipment leasing programs sponsored by AFG. The like-kind exchange, involving the United, Southwest and Finnair Aircraft, was undertaken, in part, to mitigate the Partnership's economic risk resulting from the United Aircraft being returned to the Partnership upon its lease expiration in April 1996 and remaining off-lease for an extended period. The exchange enabled the Partnership to replace a specialized aircraft with other aircraft which are used more widely in the industry and also to significantly extend its rental stream with two creditworthy lessees.

   During the three and six months ended June 30, 1996, the Partnership incurred interest expense of $291,906 and $392,014, respectively. Interest expense resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft, described above. Interest expense in future periods is expected to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

                   AIRFUND International Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


 Management fees were 5% of lease revenue during each of the periods ended June 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

 Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Collectively, operating expenses represented 16.1% and 11.8% of lease revenue during the three and six months ended June 30, 1996, respectively, compared to 8.3% and 6.3% of lease revenue for the same periods in 1995. The increase in operating expenses from 1995 to 1996 was due primarily to legal expenses and broker fees incurred in connection with the like-kind exchange transactions, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $889,782 and $1,655,523 for the three and six months ended June 30, 1996, respectively, compared to $723,401 and $1,446,802 for the same periods in 1995.

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


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

 The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,558,257 and $1,988,842 for the six months ended June 30, 1996 and 1995, respectively. The expiration of the Partnership's current lease agreements will cause a decline in the Partnership's future lease revenue and corresponding sources of operating cash. This will be partially offset by rents generated in connection with the Southwest Aircraft and the Finnair Aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary of renewal/re-lease term.

 Cash expended for equipment acquisitions is reported under investing activities on the accompanying Statement of Cash Flows. The Partnership expended $240,726 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1995.

                   AIRFUND International Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


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

 Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each aircraft at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the aircraft, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's aircraft portfolio. As a result of anticipated expenditures related to the remarketing of aircraft, discussed below, the Partnership did not declare cash distributions for either of the three month periods ended March 31, 1996 and June 30, 1996. However, in July 1996, the Partnership will collect cash of $3,390,000, consisting of lease termination rents equal to $240,000 and sale proceeds equal to $3,150,000, from the sale of one of its Boeing 727 - Advanced jet aircraft to the lessee, Northwest. It is anticipated that the resumption and amount of future distributions will be dependent upon the timing and extent of cash payments required to refurbish and/or remarket the Partnership's other aircraft.

 The future liquidity of the Partnership will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods is expected to fluctuate widely as the General Partner attempts to remarket the Partnership's aircraft and possibly upgrade certain aircraft to meet the standards of potential successor lessees. The return of the Cathay aircraft in June 1996 presents additional demands on the Partnership's cash position, depending upon upgrades or refurbishments which may be necessary to remarket the aircraft. Accordingly, the General Partner has reserved a portion of the Partnership's cash for such purposes. Over time, aircraft disposals and other remarketing events will cause the Partnership's net cash from operating activities to diminish.

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



                   AIRFUND International Limited Partnership


                By:   AFG Aircraft Management Corporation, a
                      Massachusetts corporation and the General
                      Partner of the Registrant.


                By:   /s/  Michael J. Butterfield
                      -------------------------------------
                      Michael J. Butterfield
                      Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
                      Principal Accounting Officer)


                Date: August 14, 1996
                      -------------------------------------



                By:   /s/  Gary M. Romano
                      -------------------------------------
                      Gary M. Romano
                      Clerk of AFG Aircraft Management Corporation
                      (Duly Authorized Officer and
                      Principal Financial Officer)


                Date: August 14, 1996
                      -------------------------------------