Form 10-Q
period 1996-09-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1996-11-14
CIK 842184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                             --------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from------------------------to------------------------

                              ------------------------

For Quarter Ended September 30, 1996                 Commission File No. 0-18368



                   AIRFUND International Limited Partnership
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                         04-3037350
------------------------------------------            -------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

98 North Washington Street, Boston, MA                02114
------------------------------------------            --------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code   (617) 854-5800
                                                     --------------------------

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No
                                               ----   ----

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
     Yes     No
        ----   ----

                   AIRFUND International Limited Partnership

                                   FORM 10-Q

                                     INDEX



                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995                         3

     Statement of Operations
       for the three and nine months ended September 30, 1996 and 1995     4

     Statement of Cash Flows
       for the nine months ended September 30, 1996 and 1995               5

     Notes to the Financial Statements                                   6-8


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9-13


PART II. OTHER INFORMATION:

  Items 1 - 6                                                             14

                   AIRFUND International Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)




                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------

ASSETS
------
Cash and cash equivalents                   $ 4,810,623    $ 1,079,341

Contractual right for equipment                      --      4,360,599

Rents receivable                                     --        562,594

Accounts receivable - affiliate                  37,861        353,803

Equipment at cost, net of accumulated
  depreciation of $16,095,852 and
  $22,741,547 at September 30, 1996
  and December 31, 1995, respectively        21,420,043     10,532,269
                                            -----------    -----------

        Total assets                        $26,268,527    $16,888,606
                                            ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Notes payable                               $11,856,875    $ 4,742,968
Accrued interest                                103,442         63,568
Accrued liabilities                             179,923         40,527
Accrued liabilities - affiliate                  23,437         71,661
Deferred rental income                          164,789        136,139
Cash distributions payable to partners        4,000,000        600,000
                                            -----------    -----------

       Total liabilities                     16,328,466      5,654,863
                                            -----------    -----------
Partners' capital (deficit):
  General Partner                            (1,201,993)    (1,137,309)
  Limited Partnership Interests
  (3,040,000 Units; initial purchase
   price of $25 each)                        11,142,054     12,371,052
                                            -----------    -----------

       Total partners' capital                9,940,061     11,233,743
                                            -----------    -----------

       Total liabilities and partners'      $26,268,527    $16,888,606
        capital                             ===========    ===========

                 The accompanying notes are an integral part
                        of these financial statements.

                   AIRFUND International Limited Partnership

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                              Three Months                Nine Months
                                            Ended September 30,         Ended September 30,
                                            1996          1995           1996          1995
                                        -------------  -------------  -----------  ------------
Income:

        Lease revenue                      $1,295,140   $ 1,144,148    $3,436,490  $ 3,391,548

        Interest income                        50,213        14,394       212,786       43,393

        Gain on sale of equipment           2,783,440            --     2,783,440           --

        Loss on exchange of equipment              --    (1,940,918)           --   (1,940,918)
                                           ----------   -----------    ----------  -----------

          Total income (loss)               4,128,793      (782,376)    6,432,716    1,494,023
                                           ----------   -----------    ----------  -----------

Expenses:

        Depreciation                          792,581       648,192     2,448,104    2,094,994

        Interest expense                      264,302            --       656,316           --

        Equipment management fees
          - affiliate                          64,757        57,207       171,825      169,577

        Operating expenses - affiliate        198,015        25,018       450,153      167,135
                                           ----------   -----------    ----------  -----------

          Total expenses                    1,319,655       730,417     3,726,398    2,431,706
                                           ----------   -----------    ----------  -----------

Net income (loss)                          $2,809,138   $(1,512,793)   $2,706,318  $  (937,683)
                                           ==========   ===========    ==========  ===========

Net income (loss)
        per limited partnership unit       $     0.88   $     (0.47)   $     0.85  $     (0.29)
                                           ==========   ===========    ==========  ===========

Cash distributions declared
        per limited partnership unit       $     1.25   $      0.19    $     1.25  $      0.81
                                           ==========   ===========    ==========  ===========


                  The accompanying notes are an integral part
                        of these financial statements.

                   AIRFUND International Limited Partnership

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)


                                                                       1996          1995
                                                                   ------------  ------------
Cash flows from (used in) operating  activities:
Net income (loss)                                                  $ 2,706,318   $  (937,683)

Adjustments to reconcile net income (loss) to net cash
    from operating activities:                                       2,448,104     2,094,994
       Depreciation                                                 (2,783,440)           --
       Gain on sale of equipment                                            --     1,940,918
       Loss on exchange of equipment

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                                                562,594        (8,192)
       accounts receivable - affiliate                                 315,942        (8,173)
   Increase (decrease) in:
       accrued interest                                                 39,874            --
       accrued liabilities                                             139,396       (61,515)
       accrued liabilities - affiliate                                 (48,224)      (19,029)
       deferred rental income                                           28,650       284,030
                                                                   -----------   -----------

          Net cash from operating activities                         3,409,214     3,285,350
                                                                   -----------   -----------
Cash flows from (used in) investing  activities:
   Purchase of equipment                                              (240,726)           --
   Proceeds from equipment sales                                     3,210,000            --
                                                                   -----------   -----------
          Net cash from investing activities                         2,969,274            --
                                                                   -----------   -----------
Cash flows used in financing activities:
   Principal payments - notes payable                               (2,047,206)           --
   Distributions paid                                                 (600,000)   (3,000,000)
                                                                   -----------   -----------
          Net cash used in financing  activities                    (2,647,206)   (3,000,000)
                                                                   -----------   -----------

Net increase in cash and cash equivalents                            3,731,282       285,350

Cash and cash equivalents at beginning  of period                    1,079,341     1,067,046
                                                                   -----------   -----------

Cash and cash equivalents at end of  period                        $ 4,810,623   $ 1,352,396
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                        $   616,442   $        --
                                                                   ===========   ===========

Supplemental disclosure of non-cash investing activities:
        See Note 5 to the Financial Statements.

                  The accompanying notes are an integral part
                        of these financial statements.

                   AIRFUND International Limited Partnership

                       Notes to the Financial Statements
                               September 30, 1996

                                  (Unaudited)




NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
-------------

  At September 30, 1996, the Partnership had $4,710,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

  Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $9,500,378 are due as follows:

 For the year ending September 30, 1997     $3,428,778
                                   1998      3,368,778
                                   1999      2,286,086
                                   2000        416,736
                                            ----------

                                  Total     $9,500,378
                                            ==========

  In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the "United Aircraft") to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 5 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 43.41% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc. (the "Southwest Aircraft"). The Partnership will receive approximately $1,250,000 of rental revenue in each of the years in the period ending September 30, 1999, and approximately $417,000 in the year ending September 30, 2000, pursuant to the Southwest Aircraft lease agreement.

  Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 49.17% interest in two McDonnell-Douglas MD-82 Aircraft leased by Finnair OY (the "Finnair Aircraft"). The Partnership will receive approximately $2,118,000 of rental revenue in each of the years in the period ending September 30, 1998 and approximately $1,036,000 in the year ending September 30, 1999, pursuant to the Finnair Aircraft lease agreement.

                   AIRFUND International Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)




NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

          All operating expenses incurred by the Partnership are paid by American Finance Group ("AFG") on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                     1996      1995
                                   --------  --------

Equipment management fees          $171,825  $169,577
Administrative charges               15,750    15,750
Reimbursable operating expenses
 due to third parties               434,403   151,385
                                   --------  --------

        Total                      $621,978  $336,712
                                   ========  ========


NOTE 5 - EQUIPMENT
------------------

  The following is a summary of equipment owned by the Partnership at September 30, 1996. In the opinion of AFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                 Lease
                                                 Term             Equipment
             Equipment Type                     (Months)           at Cost
---------------------------------------      --------------    ----------------

Two McDonnell-Douglas MD-82 (Finnair)              36             $ 13,762,438
One Boeing 727-251 (Northwest)                     18                9,520,359
One Lockheed L-1011-50 (Cathay)                    --                7,877,225
Three Boeing 737-2H4 (Southwest)                   49                6,355,873
                                                                  ------------

                                 Total equipment cost               37,515,895

                             Accumulated depreciation              (16,095,852)
                                                                  ------------

           Equipment, net of accumulated depreciation             $ 21,420,043
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

  In September 1995, the Partnership transferred its 76.8% interest in the United Aircraft, pursuant to the rules for a like-kind exchange for income tax reporting purposes (See Note 3 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 43.41% interest in the Southwest Aircraft, at an aggregate cost of $6,355,873. To acquire the interests in the Southwest Aircraft, the Partnership obtained financing of $4,742,968 from a third-party lender and utilized $1,612,905 of the cash consideration received from the transfer

                   AIRFUND International Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


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

  On June 30, 1996, the Lockheed L-1011-50 aircraft, in which the Partnership has a proportionate ownership interest, was returned by the lessee. The General Partner is actively seeking the re-lease of this equipment


NOTE 6 - NOTES PAYABLE
----------------------

  Notes payable at September 30, 1996 consisted of installment notes payable to banks of $11,856,875. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.76% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the Southwest Aircraft and the Finnair Aircraft. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft. The carrying amount of notes payable approximates fair value at September 30, 1996.

    The annual maturities of the installment notes payable are as follows:

For the year ending September 30,  1997    $ 2,341,272
                                   1998      2,635,511
                                   1999      6,571,697
                                   2000        308,395
                                           -----------

                                  Total    $11,856,875
                                           ===========

NOTE 7 - REMARKETING ACTIVITIES
-------------------------------

  During July 1996, the Partnership sold a Boeing 727-251 Advanced aircraft to the lessee, Northwest Airlines, Inc. The Partnership received sale proceeds of $3,210,000 and recognized a net gain of $2,783,440 from this transaction. In addition, the Partnership received lease termination rents of $180,000. The aircraft represented approximately 20% of the Partnership's aircraft portfolio and was acquired by the Partnership in July 1989 at an aggregate cost of $9,520,359.


NOTE 8 - SUBSEQUENT EVENT
-------------------------

  During November 1996, the Partnership executed a purchase and sale agreement to sell a Boeing 727-251 Advanced aircraft to the lessee, Northwest Airlines, Inc. The Partnership expects to receive net sale proceeds of $3,363,750, subject to the completion of a succesful inspection of the aircraft. At September 30, 1996, the net carrying value of the aircraft was $934,374.

                   AIRFUND International Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
         -------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months ended September 30, 1995:
-------------------------------

Results of Operations
---------------------

Overview
--------

  As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three commercial jet aircraft and a proportionate interest in a fourth aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. In 1995, the Partnership transferred its ownership interest in the fourth aircraft to the existing lessee, United Air Lines, Inc., in exchange for proportionate interests in three aircraft leased to Southwest Airlines, Inc., pursuant to lease agreements which expire in 1999. During the first quarter of 1996, the Partnership completed the replacement of the United Aircraft with proportionate interests in two aircraft leased to Finnair OY, pursuant to lease agreements which also expire in 1999. The Partnership continues to own a proportionate interest in an aircraft which was returned by the lessee on June 30, 1996 and for which the General Partner is actively seeking to re-lease. In July 1996, the Partnership sold one of its original aircraft to the lessee, Northwest Airlines, Inc. (See Note 7 - Remarketing Activities). At September 30, 1996, the Partnership owned a complete interest in one aircraft, which was sold in November 1996 (See Note 8 - Subsequent Events). Upon expiration of the lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.


Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $1,295,140 and $3,436,490, respectively, compared to $1,144,148 and $3,391,548 for the same periods in 1995. The increase in lease revenue from 1995 to 1996 resulted from the Partnership's aircraft exchange (discussed below), which was concluded in the first quarter of 1996 and the receipt of lease termination rents received in connection with the sale of the Boeing 727-251 Advanced aircraft in July 1996. These increases were largely offset by the effect of the expiration of the lease related to the Partnership's interest in a Lockheed L-1011-50 aircraft. As a result of the aircraft exchange, the Partnership replaced its ownership interest in a Boeing 747-SP, having aggregate quarterly lease revenues of $495,360, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair OY) having aggregate quarterly lease revenues of $845,665. Due to the conclusion of this transaction late in the first quarter of 1996, revenue for the nine months ended September 30, 1996 does not fully reflect the rents ultimately anticipated from the like-kind exchange.

  The Partnership's two lease agreements with Northwest Airlines, Inc. ("Northwest") were renewed for a period of twelve months commencing May 1, 1994. Subsequently, Northwest extended the renewal period for an additional twelve months through April 30, 1996. Rents due under the initial twelve month renewals generated aggregate monthly revenue of $124,000 per month compared to $120,000 per month for the second twelve month

                   AIRFUND International Limited Partnership

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION



renewals. Northwest opted to extend these leases for an additional six months until October 31, 1996 at an aggregate of $120,000 per month. During July 1996, the Partnership sold one of the aircraft to Northwest and, in addition to the sales proceeds, received lease termination rents (see below). In November 1996, the Partnership sold the second aircraft to Northwest (See Note 8 - Subsequent Event).

    The Partnership's original lease agreement with Cathay Pacific Airways, Ltd ("Cathay") provided for semi-annual rent adjustments based on the six month London Inter-bank Offered Rate ("LIBOR"). Accordingly, rents generated from this lease fluctuated in relation to the prevailing LIBOR rate on a semi-annual basis. The Partnership's renewal lease agreement with Cathay (having an adjusted semi-annual rent of $535,802) expired on February 14, 1996 and was extended until April 11, 1996. Subsequent to this extension, Cathay leased the aircraft at a fixed rate until June 30, 1996 at which date the aircraft was returned to the Partnership. The fixed extension agreement generated approximately $127,000 in renewal revenue for the Partnership. Currently, the demand for L-1011 aircraft is weak, limited principally to air cargo carriers and operators of passenger charters. Several major airlines have reduced their commitment to the L-1011 and, currently, a large domestic air carrier is expected to retire eleven L-1011 aircraft from its fleet. Such circumstances may inhibit the remarketing of the Partnership's L-1011 aircraft and may require the Partnership to upgrade or refurbish the aircraft to meet the needs of a potential successor lessee. Accordingly, until the Partnership's L-1011 aircraft is remarketed, the General Partner expects to reserve a portion of the Partnership's cash for such purposes.

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

  The Partnership typically earns interest income from temporary investments of rental receipts in short-term instruments. For the three and nine months ended September 30, 1996, the Partnership earned interest income of $50,213 and $212,786, respectively, compared to $14,394 and $43,393 for the same periods in 1995. The increase in interest income in 1996 compared to 1995 is a result of interest of $130,268 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transactions discussed below and interest earned on sale proceeds associated with the Northwest transaction prior to the time such sale proceeds were distributed to the Recognized Owners.

  During July 1996, the Partnership sold a Boeing 727-Advanced jet aircraft with an original cost and net book value of $9,520,359 and $426,560, respectively, to the existing lessee. In connection with this sale, the Partnership realized sale proceeds of $3,210,000, which resulted in a net gain, for financial statement purposes, of $2,783,440. The Partnership also realized lease termination rents of $180,000 relating to this sale as the aircraft was sold prior to the expiration of the related lease term.

  In September 1995, the Partnership transferred its entire ownership interest (76.8%) in a Boeing 747-SP aircraft (the "United Aircraft") to its lessee, United Air Lines, Inc. The transaction was structured as a like-kind exchange for income tax reporting purposes. The Partnership received aggregate cash consideration of $6,325,760, including $352,256 for rent accrued through the transfer date. The net cash consideration of $5,973,504 was deposited into a special-purpose escrow account through a third-party exchange agent pending the completion of the aircraft exchange. The Partnership's interest in the United Aircraft had a net book value of $7,914,422 at the date of transfer and resulted in a net loss for financial reporting purposes of $1,940,918.

  In November 1995, the Partnership partially replaced the United Aircraft with a 43.41% ownership interest in the Southwest Aircraft, at an aggregate cost of $6,355,873. To acquire the interest in the Southwest Aircraft, the

                   AIRFUND International Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



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

    During the three and nine months ended September 30, 1996, the Partnership incurred interest expense of $264,302 and $656,316, respectively. Interest expense resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft, described above. Interest expense in future periods is expected to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 5% of lease revenue during each of the periods ended September 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Collectively, operating expenses represented 15.3% and 13.1% of lease revenue during the three and nine months ended September 30, 1996, compared to 2.2% and 4.9% of lease revenue for the same periods in 1995. The increase in operating expenses from 1995 to 1996 was due primarily to legal expenses and broker fees incurred in connection with the like-kind exchange transactions, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $792,581 and $2,448,104 for the three and nine months ended September 30, 1996, respectively, compared to $648,192 and $2,094,994 for the same periods in 1995.

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

                   AIRFUND International Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $3,409,214 and $3,285,350 for the nine months ended September 30, 1996 and 1995, respectively. The expiration of the Partnership's lease agreement related to its interest in the Lockheed L-1011-50 and the sale of the two Boeing 727-251 Advanced aircraft will cause a decline in the Partnership's future lease revenue and corresponding sources of operating cash. This will be partially offset by rents generated in connection with the Southwest Aircraft and the Finnair Aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary of renewal/re-lease term.

  Cash expended for equipment acquisitions and cash realized form asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership expended $240,726 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1995. During the nine months ended September 30, 1996, the Partnership realized $3,210,000 in proceeds from the sale of a Boeing 727-251 Advanced aircraft. There were no equipment sales during the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the equipment's condition and age, and future market conditions.

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

  Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $4,000,000. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $3,800,000, and the General Partner was allocated 5%, or $200,000. The third quarter 1996 cash distribution was paid on October 15, 1996.

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

                   AIRFUND International Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




conditions, technological changes, the ability of AFG to manage and remarket the aircraft, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's aircraft portfolio.

    Overall, the future liquidity of the Partnership will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods is expected to fluctuate widely as the General Partner attempts to remarket the Partnership's aircraft and possibly upgrade certain aircraft to meet the standards of potential successor lessees.

    In June 1996, Cathay returned an aircraft in which the Partnership holds a proportionate interest. This event is expected to present demands on the Partnership's cash position, depending upon the extent of upgrades or refurbishments necessary to remarket this aircraft. Accordingly, until this aircraft is remarketed, the General Partner will continue to reserve a portion of the Partnership's cash for such purposes. The cash distribution for the third quarter of 1996 resulted principally from proceeds realized from the sale of the Partnership's Boeing 727-251 ADV aircraft. The General Partner anticipates that future cash distributions will be contingent primarily upon the realization of sale proceeds from remarketing the Partnership's remaining aircraft and the extent of the Partnership's cash reserve requirements. Accordingly, the General Partner expects to suspend the declaration of quarterly cash distributions between the periods corresponding to major remarketing events.

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



                         AIRFUND International Limited Partnership


                  By:    AFG Aircraft Management Corporation, a
                         Massachusetts corporation and the General
                         Partner of the Registrant.


                  By:    /s/ Michael J. Butterfield
                         ------------------------------------------------------
                         Michael J. Butterfield
                         Treasurer of AFG Aircraft Management Corporation
                         (Duly Authorized Officer and
                         Principal Accounting Officer)


                  Date:  November 13, 1996
                         -------------------------------------------------------



                  By:    /s/ Gary M. Romano
                         -------------------------------------------------------
                         Gary M. Romano
                         Clerk of AFG Aircraft Management Corporation
                         (Duly Authorized Officer and
                         Principal Financial Officer)


                  Date:  November 13, 1996
                         -------------------------------------------------------