Form 10-K
period 1996-12-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1997-03-31
CIK 842184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF   1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1996
                           ------------------------------------------------

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to
                              --------------------------  -------------------

Commission file number    0-18368
                       ------------------------------------------------------


                   AIRFUND International Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Massachusetts                                                04-3037350
----------------------------------------------------       -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)

 98 N. Washington St., Fifth Floor, Boston, MA              02114
----------------------------------------------------      --------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act    NONE
                                                          --------------------

      Title of each class          Name of each exchange on which registered

-----------------------------      -------------------------------------------

-----------------------------      -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

           3,040,000 Units Representing Limited Partnership Interest
--------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    XX    No
                                                 ------    ------

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.



                      DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1996 (Part I and II)

                   AIRFUND International Limited Partnership

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----

                                     PART I

Item 1.    Business                                                           3

Item 2.    Properties                                                         5

Item 3.    Legal Proceedings                                                  5

Item 4.    Submission of Matters to a Vote of Security Holders                5

                                    PART II

Item 5.    Market for the Partnership's Securities and Related
           Security Holder Matters                                            6

Item 6.    Selected Financial Data                                            7

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

Item 8.    Financial Statements and Supplementary Data                        7

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           7


                                    PART III

Item 10.    Directors and Executive Officers of the Partnership               8

Item 11.    Executive Compensation                                           10

Item 12.    Security Ownership of Certain Beneficial Owners and Management   10

Item 13.    Certain Relationships and Related Transactions                   11

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                 13-15

PART I

Item 1.  Business.
------------------
    (a)  General Development of Business

    AIRFUND International Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on January 31, 1989 for the purpose of acquiring and leasing to third parties a specified portfolio of used commercial aircraft. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Aircraft Management Corporation, a Massachusetts corporation) and $100 from the Initial Limited Partner (AFG Assignor Corporation, a Massachusetts corporation). On July 26, 1989, the Partnership issued 3,040,000 units representing assignments of limited partnership interests (the "Units") to 4,147 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The General Partner is an affiliate of Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"). The common stock of the General Partner is owned by AF/AIP Programs Limited Partnership, of which EFG and a wholly-owned affiliate are the 99% limited partners and AFG Programs, Inc., a Massachusetts corporation which is wholly-owned by EFG, is the 1% general partner. The capital contribution of the General Partner, in consideration of its general partner interest, was $1,000. The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").

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

    The Partnership has no employees; however, it entered into a Management Agreement with AF/AIP Programs Limited Partnership. At the same time, AF/AIP Programs Limited Partnership entered into an identical Management Agreement with
EFG (the "Manager") (collectively, the "Management Agreement").   The Manager's
role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of aircraft, (ii) manage the leasing, re-leasing, financing, and refinancing of aircraft, and (iii) arrange the resale of aircraft. The

Manager is compensated for such services as described in the Restated Agreement, as amended, Item 13, herein and in Note 4 to the financial statements, included in Item 14, herein.

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

    In addition, the leasing industry is very competitive. Although all funds available for acquisitions have been invested in aircraft, subject to noncancellable lease agreements, the Partnership will encounter considerable competition when the aircraft are re-leased or sold at the expiration of current lease terms. The Partnership will compete with lease programs offered directly by manufacturers and other equipment leasing companies, including lease programs organized and managed similarly to the Partnership, and including other EFG-sponsored partnerships and trusts, which may seek to re-lease or sell aircraft within their own portfolios to the same customers as the Partnership. Many competitors have greater financial resources and more experience than the Partnership, the General Partner and the Manager.

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

    Notwithstanding the foregoing, the ultimate realization of residual value for any aircraft is dependent upon many factors, including EFG's ability to sell and re-lease the aircraft. Changes in market conditions, industry trends, technological advances, and other events could converge to enhance or detract from asset values at any given time. Accordingly, EFG will attempt to monitor changes in the airline industry in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

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

    Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1996, 1995 and 1994 is incorporated herein by reference to Note 2 to the financial statements in the 1996 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

    Default by a lessee under a lease may cause aircraft to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such aircraft. This could result in the loss of a material portion of anticipated revenues and significantly weaken the Partnership's ability to recover the cost of invested capital.

    EFG is a Massachusetts limited partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Equipment Manager or Advisor to the Partnership and several other Direct-Participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

    The general partner of EFG, with a 1% controlling interest, is Equis Corporation, a Massachusetts corporation owned and controlled entirely by Gary
D. Engle, its President and Chief Executive Officer. Equis Corporation also owns a controlling 1% general partner interest in EFG's 99% limited partner, GDE Acquisition Limited Partnership ("GDE LP"). Equis Corporation and GDE LP were established in December 1994 by Mr. Engle for the sole purpose of acquiring the business of AFG.

    In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym, to a third party (the "Buyer"). AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG agreed not to compete with the Buyer's lease origination business for a period of five years; however, EFG is permitted to originate certain equipment leases, principally those involving non-investment grade lessees and ocean-going vessels, which are not in competition with the Buyer. In addition, the sale agreements specifically reserved to EFG the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and the Other Investment Programs and to continue managing all assets owned by the Partnership and the Other Investment Programs, including the right to satisfy all required equipment acquisitions utilizing either brokers or the Buyer. Geoffrey A. MacDonald, Chairman of Equis Corporation and Gary D. Engle agreed not to compete with the sold business on terms and conditions similar to those for the Company.

    (d) Financial Information About Foreign and Domestic Operations and Export Sales

    Not applicable.

Item 2.  Properties.
--------------------

    Incorporated herein by reference to Note 3 to the financial statements in the 1996 Annual Report.

Item 3.  Legal Proceedings.
---------------------------

    There are no material pending legal proceedings to which the Partnership is a party or which involve any of its aircraft or leases.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

    None.

PART II

Item 5.  Market for the Partnership's Securities and Related Security Holder
----------------------------------------------------------------------------
Matters.
--------

    (a) Market Information

    There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

    (b) Approximate Number of Security Holders

    At December 31, 1996, there were 4,099 recordholders of Units in the Partnership.

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

    Distributions declared in 1996 and 1995 were made as follows:

                                             General   Recognized
                                  Total      Partner     Owners
                               -----------  ---------  -----------

   Total 1996 distributions     $5,000,000   $250,000   $4,750,000
   Total 1995 distributions      3,200,000    160,000    3,040,000
                                ----------   --------   ----------
   Total                        $8,200,000   $410,000   $7,790,000
                                ==========   ========   ==========


    Distributions payable at December 31, 1996 and 1995 were $1,000,000 and $600,000, respectively.

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

Item 6.  Selected Financial Data.
---------------------------------

    Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1996 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

    Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

    Incorporated herein by reference to the financial statements and supplementary data included in the 1996 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

    None.

PART III

Item 10.  Directors and Executive Officers of the Partnership.
--------------------------------------------------------------

    (a-b) Identification of Directors and Executive Officers

    The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Aircraft Management Corporation is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties and the Recognized Owners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 1997 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (See Item 13)
---------------------------------

Name                                                    Title                       Age    Term
------------------------------------  ------------------------------------------  -------  ----

Geoffrey A. MacDonald                 Chairman and a member of the                          Until a
                                      Executive Committee of EFG                           successor
                                      and President and a Director                          is duly
                                      of the General Partner                        48      elected
                                                                                              and
                                                                                           qualified
Gary D. Engle                         President and Chief Executive
                                      Officer and member of the
                                      Executive Committee of EFG and a
                                      Director of the General Partner               48

Gary M. Romano                        Executive Vice President and Chief
                                      Operating Officer of EFG and
                                      Clerk of the General Partner                  37

James A. Coyne                        Senior Vice President of EFG                  36

Michael J. Butterfield                Vice President, Finance and Treasurer
                                      of EFG and Treasurer of the
                                      General Partner                               37

James F. Livesey                      Vice President, Aircraft and Vessels          47
                                      of EFG

Sandra L. Simonsen                    Senior Vice President, Information Systems    46
                                      of EFG

Gail D. Ofgant                        Vice President, Lease Operations of EFG       31


    (c) Identification of Certain Significant Persons

    None.

    (d) Family Relationship

    No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

    (e) Business Experience

    Mr. MacDonald, age 48, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is Vice President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

    Mr. Engle, age 48, is President and Chief Executive Officer and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle is Vice President and a Director of certain of EFG's affiliates and a Director of the General Partner. On December 16, 1994, Mr. Engle acquired control of EFG, the General Partner and each of EFG's subsidiaries. Mr. Engle controls the general partner of AALP and is also a limited partner in AALP. From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

    Mr. Romano, age 37, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates and Clerk of the General Partner. Mr. Romano joined EFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

    Mr. Coyne, age 36, is Senior Vice President of EFG. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. From May 1993 through November 1994, he was with the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985 he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

    Mr. Butterfield, age 37, joined EFG in June 1992 and became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and is Treasurer of the General Partner. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (U.K.) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

    Mr. Livesey, age 47, is Vice President, Aircraft and Vessels, of EFG. Mr. Livesey joined EFG in October, 1989, and was promoted to Vice President in January 1992. Prior to joining EFG, Mr. Livesey held sales and marketing positions with two privately-held equipment leasing firms. Mr. Livesey holds an M.B.A. from Boston College and B.A. degree from Stonehill College.

    Ms. Simonsen, age 46, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

    Ms. Ofgant, age 31, is Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in June 1989, and was promoted to Manager, Lease Operations in April 1994. In April 1996, Ms. Ofgant was appointed Vice President, Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree in Finance from Providence College.

    (f) Involvement in Certain Legal Proceedings

    None.

    (g) Promoters and Control Persons

    See Item 10 (a-b) above.

Item 11.  Executive Compensation.
---------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

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

    As of March 1, 1997, the following person or group owns beneficially more than 5% of the Partnership's 3,040,000 outstanding Units:


                                         Name and               Amount      Percent
            Title                       Address of           of Beneficial     of
           of Class                  Beneficial Owner          Ownership     Class
------------------------------  ---------------------------  -------------  --------
         Units Representing     West American Insurance Co.
         Limited Partnership      136 North Third Street     200,000 Units      6.6%
         Interests                  Hamilton, OH  45025


    The ownership and organization of EFG is described in Item 1 of this report.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

    The General Partner of the Partnership is AFG Aircraft Management Corporation, an affiliate of EFG.

    (a) Transactions with Management and Others

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1996, 1995, and 1994, which were accrued or paid by the Partnership to EFG or its Affiliates, are as follows:


                                      1996        1995       1994
                                   -----------  ---------  ---------

Equipment management fees           $  217,311   $229,430   $258,320
Administrative charges                  28,376     21,000     12,000
Reimbursable operating expenses
        due to third parties         1,069,846    218,185    131,434
                                    ----------   --------   --------
        Total                       $1,315,533   $468,615   $401,754
                                    ==========   ========   ========

    As provided under the terms of the Management Agreement, EFG is compensated for its services to the Partnership. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, EFG was compensated by an amount equal to 1.6% of Equipment Base Price paid by the Partnership. For management services, EFG is compensated by an amount equal to the lesser of (i) 5% of gross operating lease rental revenues and 2% of gross full payout lease rental revenues received by the Partnership or (ii) fees which the General Partner reasonably believes to be competitive for similar services for similar equipment. Both of these fees are subject to certain limitations defined in the Management Agreement. Compensation to EFG for services connected to the sale of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and is subject to certain limitations defined in the Management Agreement.

    Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Restated Agreement, as amended, for persons employed by EFG who are engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Partnership which are reimbursed to EFG.

    All aircraft were purchased from EFG or one of its Affiliates. The Partnership's Purchase Price was determined by the method described in Note 2 to the financial statements included in Item 14, herein.

    In 1990, EFG assigned its equipment Management Agreement with the Partnership to AF/AIP Programs Limited Partnership, and AF/AIP Programs Limited Partnership entered into an identical management agreement with EFG. AF/AIP Programs Limited Partnership also entered into a nonexclusive confirmatory agreement with EFG's former majority-owned subsidiary, AIRFUND Corporation ("AFC"), for the provision of aircraft remarketing services.

    (b) Certain Business Relationships

    None.

    (c) Indebtedness of Management to the Partnership

    None.

    (d) Transactions with Promoters

    See Item 13(a) above.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

    (a)  Documents filed as part of this report:

       (1)    Financial Statements:

              Report of Independent Auditors ............................... *

              Statement of Financial Position
              at December 31, 1996 and 1995 ................................ *

              Statement of Operations
              for the years ended December 31, 1996, 1995 and 1994 ......... *

              Statement of Changes in Partners' Capital
              for the years ended December 31, 1996, 1995 and 1994 ......... *

              Statement of Cash Flows
              for the years ended December 31, 1996, 1995 and 1994 ......... *

              Notes to the Financial Statements ............................ *

       (2) Financial Statement Schedules:

              None required.

       (3)    Exhibits:

              Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.


   Exhibit
    Number
    ------

       4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No.33-25334).

      13 The 1996 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

      23      Consent of Independent Auditors.

      99 (a) Lease agreement with Northwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the period July 26, 1989 (commencement of operations) to December 31, 1989 as Exhibit 28 (b) and is incorporated herein by reference.


* Incorporated herein by reference to the appropriate portion of the 1996 Annual Report to security holders for the year ended December 31, 1996. (See Part II)

      Exhibit
       Number
      ------

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

      99 (d) Lease agreement with Southwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 99 (d) and is incorporated herein by reference.

      99 (e) Lease agreement with Finnair OY is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is included herein.

      99 (f) Lease agreement with Finnair OY is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is included herein.


    (b) Reports on Form 8-K

    None.

                                                                      Exhibit 23

                        CONSENT OF INDEPENDENT AUDITORS

    We consent to the incorporation by reference in this Annual Report (Form 10-K) of AIRFUND International Limited Partnership of our report dated March 14, 1997 included in the 1996 Annual Report to Partners of AIRFUND International Limited Partnership.



                                                               ERNST & YOUNG LLP



Boston, Massachusetts
March 14, 1997

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


                   AIRFUND International Limited Partnership


                      By: AFG Aircraft Management Corporation,
                      a Massachusetts corporation and the
                      General Partner of the Registrant.



By: /s/ Geoffrey A. MacDonald                 By: /s/ Gary D. Engle
   -----------------------------                 ------------------------------
Geoffrey A. MacDonald                         Gary D. Engle
Chairman and a member of the                  President and Chief Executive
Executive Committee of EFG and                Officer and a member of the
President and a Director of the               Executive Committee of EFG and a
General Partner                               Director of the General Partner
                                              (Principal Executive Officer)


Date:   March 31, 1997                        Date:   March 31, 1997
   -----------------------------                 ------------------------------

By: /s/ Gary M. Romano                        By:  /s/ Michael J. Butterfield
   -----------------------------                 ------------------------------
Gary M. Romano                                Michael J. Butterfield
Executive Vice President and Chief            Vice President, Finance and
Operating Officer of EFG and Clerk            Treasurer of EFG and Treasurer
of the General Partner                        of the General Partner
(Principal Financial Officer)                 (Principal Accounting Officer)



Date:   March 31, 1997                        Date:   March 31, 1997
   -----------------------------                 ------------------------------

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