Form 10-Q
period 1997-03-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1997-05-15
CIK 842184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                               -----------------------------

                                       OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from __________________ to  _________________


For Quarter Ended March 31, 1997                     Commission File No. 0-18368


                    AIRFUND International Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                     04-3037350
-------------------------------                   -------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

98 North Washington Street, Boston, MA            02114
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                    -----------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X     No
                                                  -----       -----

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
Yes          No
    -----       -----

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                                      INDEX



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.   Financial Statements

          Statement of Financial Position
               at March 31, 1997 and December 31, 1996                        3

          Statement of Operations
               for the three months ended March 31, 1997 and 1996             4

          Statement of Cash Flows
               for the three months ended March 31, 1997 and 1996             5

          Notes to the Financial Statements                                 6-8


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                             13

                    AIRFUND International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1997 and December 31, 1996

                                   (Unaudited)


                                                     March 31,    December 31,
                                                       1997           1996
                                                    -----------   ------------
ASSETS

Cash and cash equivalents                           $ 2,569,887    $ 4,126,851
Rents receivable                                         43,601             --
Accounts receivable - affiliate                          18,286             --
Equipment at cost, net of accumulated
  depreciation of $9,047,298 and $8,421,801 at
  March 31, 1997 and December 31, 1996,
  respectively                                       18,948,237     19,573,734
                                                    -----------    -----------
    Total assets                                    $21,580,011    $23,700,585
                                                    -----------    -----------
                                                    -----------    -----------


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                       $10,885,646    $11,321,769
Accrued interest                                        163,959        118,940
Accrued liabilities                                      16,750        442,400
Accrued liabilities - affiliate                          25,007         63,930
Deferred rental income                                       --        158,904
Cash distributions payable to partners                       --      1,000,000
                                                    -----------    -----------
    Total liabilities                                11,091,362     13,105,943
                                                    -----------    -----------
Partners' capital (deficit):
  General Partner                                    (1,174,564)    (1,169,264)
  Limited Partnership Interests
   (3,040,000 Units; initial purchase price
   of $25 each)                                      11,663,213     11,763,906
                                                    -----------    -----------
    Total partners' capital                          10,488,649     10,594,642
                                                    -----------    -----------
    Total liabilities and partners' capital         $21,580,011    $23,700,585
                                                    -----------    -----------
                                                    -----------    -----------


                   The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1997 and 1996

                                   (Unaudited)

                                                        1997           1996
                                                      ---------      ---------

Income:

  Lease revenue                                       $ 836,298      $ 980,071
  Interest income                                        33,923        144,924
                                                      ---------      ---------
    Total income                                        870,221      1,124,995
                                                      ---------      ---------

Expenses:
  Depreciation                                          625,497        765,741
  Interest expense                                      242,688        100,108
  Equipment management fees - affiliate                  41,815         49,004
  Operating expenses - affiliate                         66,214         65,247
                                                      ---------      ---------
    Total expenses                                      976,214        980,100
                                                      ---------      ---------
Net income (loss)                                     $(105,993)     $ 144,895
                                                      ---------      ---------
                                                      ---------      ---------
Net income (loss)
  per limited partnership unit                        $   (0.03)     $    0.05
                                                      ---------      ---------
                                                      ---------      ---------
Cash distribution declared
  per limited partnership unit                        $      --      $      --
                                                      ---------      ---------
                                                      ---------      ---------


                   The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996

                                   (Unaudited)


                                                                                                 1997                 1996
                                                                                              -----------         -----------

Cash flows from (used in) operating activities:
Net income (loss)                                                                             $  (105,993)        $   144,895
Adjustments to reconcile net income (loss) to
  net cash from (used in) operating activities:
    Depreciation                                                                                  625,497             765,741

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                                                              (43,601)            454,937
    accounts receivable - affiliate                                                               (18,286)            353,803
  Increase (decrease) in:
    accrued interest                                                                               45,019               6,742
    accrued liabilities                                                                          (425,650)             (2,500)
    accrued liabilities - affiliate                                                               (38,923)             55,111
    deferred rental income                                                                       (158,904)           (136,139)
                                                                                              -----------         -----------
      Net cash from (used in) operating activities                                               (120,841)          1,642,590
                                                                                              -----------         -----------
Cash flows used in investing activities:
  Purchase of equipment                                                                                --            (240,726)
                                                                                              -----------         -----------

      Net cash used in investing activities                                                            --            (240,726)
                                                                                              -----------         -----------

Cash flows used in financing activities:
  Principal payments - note payable                                                              (436,123)           (677,595)
  Distributions paid                                                                           (1,000,000)           (600,000)
                                                                                              -----------         -----------
      Net cash used in financing activities                                                    (1,436,123)         (1,277,595)
                                                                                              -----------         -----------
Net increase (decrease) in cash and cash equivalents                                           (1,556,964)            124,269
Cash and cash equivalents at beginning of period                                                4,126,851           1,079,341
                                                                                              -----------         -----------
Cash and cash equivalents at end of period                                                    $ 2,569,887         $ 1,203,610
                                                                                              -----------         -----------
                                                                                              -----------         -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                    $   197,669         $    93,366
                                                                                              -----------         -----------
                                                                                              -----------         -----------


Supplemental disclosure of investing and financing activities:
     At December 31, 1995, the Partnership held $4,360,599 in a special-purpose escrow account pending the completion of an aircraft exchange (See Results of Operations). The Partnership completed the exchange in March 1996 obtaining interests in aircraft at an aggregate cost of $13,762,438, utilizing cash of $4,601,325 (including the escrowed funds) and third-party financing of $9,161,113.


                   The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 1997

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three month periods ended March 31, 1997 and 1996 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 1997, the Partnership had $2,455,000 invested in reverse repurchase agreements, secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $7,779,116 are due as follows:

     For the year ending March 31, 1998                $3,368,638
                                   1999                 3,368,638
                                   2000                 1,041,840
                                                       ----------
                                   Total               $7,779,116
                                                       ----------
                                                       ----------


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

                                               Lease
                                               Term              Equipment
         Equipment Type                      (Months)             at Cost
-------------------------------------        --------           -----------

Two McDonnell-Douglas MD-82 (Finnair)           36              $13,762,438
One Lockheed L-1011-50                          18                7,877,224
Three Boeing 737-2H4 (Southwest)                49                6,355,873
                                                                -----------
                              Total equipment cost               27,995,535

                          Accumulated depreciation               (9,047,298)
                                                                -----------

        Equipment, net of accumulated depreciation              $18,948,237
                                                                -----------
                                                                -----------


     The cost of each of the Partnership's aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     On June 30, 1996, the Lockheed L-1011-50 aircraft, in which the Partnership has a proportionate ownership interest, was returned by the lessee. Currently the aircraft is undergoing heavy maintenance expected to cost the Partnership approximately $505,000, all of which was accrued or incurred during the year ended December 31, 1996. The Partnership entered into a new 12-month lease agreement with Aer Lease Limited at a base rent to the Partnership of $60,450 per month, effective upon completion of the heavy maintenance.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                      1997           1996

     Equipment management fees                      $ 41,815       $ 49,004
     Administrative charges                            7,095          5,250
     Reimbursable operating expenses
         due to third parties                         59,119         59,997
                                                    --------       --------

                              Total                 $108,029       $114,251
                                                    --------       --------
                                                    --------       --------

NOTE 6 - NOTES PAYABLE

     Notes payable at March 31, 1997 consisted of installment notes payable to banks of $10,885,646. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.89% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the like-kind exchange transaction involving the Southwest Aircraft and the Finnair Aircraft (See Results of Operations). The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $4,671,150. The carrying amount of notes payable approximates fair value at March 31, 1997.

     The annual maturities of the installment notes payable are as follows:

     For the year ending March 31, 1998          $ 2,580,179
                                   1999            2,731,812
                                   2000            5,573,655
                                                 -----------
                                   Total         $10,885,646
                                                 -----------
                                                 -----------

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

OVERVIEW

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three used commercial jet aircraft and a proportionate interest in a fourth aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. In 1995, the Partnership transferred its ownership interest in the fourth aircraft to the existing lessee, United Air Lines, Inc.("United"), in exchange for proportionate interests in three aircraft leased to Southwest Airlines, Inc., pursuant to lease agreements which expire in 1999. During the first quarter of 1996, the Partnership completed the replacement of the United Aircraft with proportionate interests in two aircraft leased to Finnair OY, pursuant to lease agreements which also expire in 1999. The Partnership continues to own a proportionate interest in an aircraft which was returned by the lessee on June 30, 1996 and is currently undergoing heavy maintenance. The Partnership entered into a new 12-month lease agreement with Aer Lease Limited with respect to its interest in this aircraft, effective upon completion of the heavy maintenance (see below). In the second half of 1996, the Partnership sold two of its original aircraft to the lessee, Northwest Airlines, Inc. ("Northwest") (see below). Upon expiration of the lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.


RESULTS OF OPERATIONS

     For the three months ended March 31, 1997, the Partnership recognized lease revenue of $836,298 compared to $980,071 for the same period in 1996. The decrease in lease revenue from 1996 to 1997 resulted from the expiration of the leases related to the Partnership's interest in a Lockheed L-1011-50 aircraft and the sale of two 727-251 Advanced aircraft (discussed below). These decreases were largely offset by the Partnership's aircraft exchange, which was concluded in the first quarter of 1996. As a result of the aircraft exchange, the Partnership replaced its ownership interest in a Boeing 747-SP, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair OY). The Southwest aircraft were exchanged into the Partnership in 1995 while the Finnair Aircraft were exchanged into the Partnership on March 25, 1996. Accordingly, the first quarter of 1996 reflected only a portion of the rents ultimately earned from the like-kind exchange. In aggregate, the replacement aircraft generated approximately $836,000 of lease revenue during the first quarter of 1997 compared to approximately $316,000 for the same period in 1996. In the near-term lease revenue will be consistent with the three months ended March 31, 1997, thereafter, lease revenue will decline due to the expiration of the primary and renewal lease terms, described herein.

     The Partnership's two lease agreements with Northwest expired on October 31, 1996. The Partnership sold both of the aircraft to Northwest during the second half of 1996 and, in addition to the sales proceeds, received lease termination rents with respect to one of the aircraft. The Partnership recognized aggregate lease revenue of $360,000 from these aircraft during the first quarter of 1996.

     The Partnership's renewal lease agreement with Cathay Pacific Airways, Ltd ("Cathay") related to the L-1011-50 aircraft expired on February 14, 1996 and was extended until April 11, 1996. Subsequent to this extension, Cathay leased the aircraft at a fixed rate until June 30, 1996 at which date the aircraft was returned to the Partnership. In aggregate, the Partnership recognized lease revenue of $304,000 related to this aircraft during the first quarter of 1996. Currently the aircraft is undergoing heavy maintenance expected to cost the Partnership approximately $505,000, all of which was accrued or incurred during the year ended December 31, 1996. The Partnership entered into a new 12-month lease agreement with Aer Lease Limited at a base rent to the Partnership of $60,450 per month, effective upon completion of the heavy maintenance. Currently, the demand for L-1011 aircraft is weak, limited principally to air cargo carriers and operators of passenger charters. Several major airlines have reduced their commitment to the L-1011. Such circumstances inhibited the remarketing of the Partnership's L-1011-50 aircraft and required the Partnership to refurbish the aircraft to meet the needs of Aer Lease Limited.

     The Partnership holds a proportionate ownership interest in the L-1011-50 aircraft and the Southwest and Finnair Aircraft, discussed above. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft. (See Note 4 to the financial statements.)

     The ultimate realization of residual value for aircraft is dependent upon many factors, including EFG's ability to sell and re-lease the aircraft. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in the airline industry in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

     The total economic value realized upon final disposition of each aircraft is comprised of all primary lease term revenue generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the aircraft on a re-lease, renewal or month-to-month basis. Consequently, the amount of any future gain or loss reported in the financial statements will not necessarily be indicative of the total residual value the Partnership achieved from leasing the aircraft.

     Interest income for the three month period ending March 31, 1997 was $33,923 compared to $144,924 for the same period in 1996. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1996 included interest of $130,268 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transaction, discussed above.

     For the three months ending March 31, 1997 and 1996, the Partnership incurred interest expense of $242,688 and $100,108, respectively. Interest expense in 1997 and 1996 resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft. The financing of the Finnair Aircraft occurred on March 25, 1996. Therefore, interest expense related to the Finnair debt during the first quarter of 1996 was only incurred from that date through the end of the quarter. Interest expense in future periods is expected to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended March 31, 1997 and 1996, and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Collectively, operating expenses represented 7.9% of lease revenue during the three months ended March 31, 1997, compared to 6.7% for the same period in 1996. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $625,497 for the three months ended March 31, 1997, compared to $765,741 for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities generally derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash outflow of $120,841 for the three months ended March 31, 1997 compared to a net cash inflow of $1,642,590 for the same period in 1996. The expiration of the Partnership's lease agreement related to its interest in the Lockheed L-1011-50 aircraft and the sale of the two Boeing 727-251 Advanced aircraft have caused a decline in the Partnership's lease revenue and corresponding sources of operating cash. This has been partially offset by rents generated in connection with the Southwest and the Finnair aircraft. In addition, the Partnership has expended substantial funds in connection with the remarketing of the Lockheed L-1011-50 aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     Cash expended for equipment acquisitions is reported under investing activities on the accompanying Statement of Cash Flows. In 1996, the Partnership expended $240,726 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1997.

     As described in Results of Operations, the Partnership obtained long-term financing in connection with the like-kind exchange transactions involving the Southwest Aircraft and the Finnair Aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, a portion or all of the rental payment will be used to repay principal and interest. The Partnership also has balloon payment obligations at the expiration of the primary lease term related to the Finnair Aircraft of $4,671,150.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each aircraft at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the aircraft, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's aircraft portfolio.

     Overall, the future liquidity of the Partnership will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources and current cash reserves will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods is expected to fluctuate widely as the General Partner attempts to remarket the Partnership's aircraft and possibly upgrade certain aircraft to meet the standards of potential successor lessees. Accordingly, the General Partner did not declare a cash distribution for the first quarter of 1997 and expects to suspend the declaration of quarterly cash distributions between the periods corresponding to major remarketing events.

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



                       AIRFUND International Limited Partnership


               By:     AFG Aircraft Management Corporation, a
                       Massachusetts corporation and the General
                       Partner of the Registrant.


               By:     /s/  Michael J. Butterfield
                       ------------------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
                       Principal Accounting Officer)


               Date:   May 15, 1997
                       ------------------------------------------------



               By:     /s/  Gary Romano
                       ------------------------------------------------
                       Gary M. Romano
                       Clerk of AFG Aircraft Management Corporation
                       (Duly Authorized Officer and
                       Principal Financial Officer)


               Date:   May 15, 1997
                       ------------------------------------------------