Form 10-Q
period 1997-06-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1997-08-14
CIK 842184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________________ to  ____________________

                         -----------------------------

For Quarter Ended June 30, 1997                   Commission File No. 0-18368

                    AIRFUND International Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                            04-3037350
----------------------------------------               -------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

88 Broad Street, Boston, MA                              02110
----------------------------------------               -------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |_|

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
           at June 30, 1997 and December 31, 1996                             3

         Statement of Operations
           for the three and six months ended June 30, 1997 and 1996          4

         Statement of Cash Flows
           for the six months ended June 30, 1997 and 1996                    5

         Notes to the Financial Statements                                  6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9-12

PART II.  OTHER INFORMATION:

     Items 1 - 6                                                             13

                    AIRFUND International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                           June 30,      December 31,
                                                             1997            1996
                                                           --------      ------------
ASSETS

Cash and cash equivalents                                $  2,521,954   $  4,126,851

Rents receivable                                              134,433             --

Accounts receivable - affiliate                                91,410             --

Equipment at cost, net of accumulated depreciation of
  $9,672,795 and $8,421,801 at June 30, 1997
  and December 31, 1996, respectively                      18,322,740     19,573,734
                                                         ------------   ------------

          Total assets                                   $ 21,070,537   $ 23,700,585
                                                         ============   ============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                            $ 10,203,515   $ 11,321,769
Accrued interest                                              129,219        118,940
Accrued liabilities                                            15,000        442,400
Accrued liabilities - affiliate                                27,962         63,930
Deferred rental income                                        219,172        158,904
Cash distributions payable to partners                             --      1,000,000
                                                         ------------   ------------

          Total liabilities                                10,594,868     13,105,943
                                                         ------------   ------------

Partners' capital (deficit):
  General Partner                                          (1,175,213)    (1,169,264)
  Limited Partnership Interests
  (3,040,000 Units; initial purchase price of $25 each)    11,650,882     11,763,906
                                                         ------------   ------------

          Total partners' capital                          10,475,669     10,594,642
                                                         ------------   ------------

          Total liabilities and partners' capital        $ 21,070,537   $ 23,700,585
                                                         ============   ============

                  The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                           Three Months                Six Months
                                          Ended June 30,             Ended June 30,
                                        1997          1996         1997           1996
                                    -----------   -----------   -----------   -----------
Income:

    Lease revenue                   $   969,104   $ 1,161,279   $ 1,805,402   $ 2,141,350

    Interest income                      30,261        17,649        64,184       162,573
                                    -----------   -----------   -----------   -----------

        Total income                    999,365     1,178,928     1,869,586     2,303,923
                                    -----------   -----------   -----------   -----------


Expenses:

    Depreciation                        625,497       889,782     1,250,994     1,655,523

    Interest expense                    229,473       291,906       472,161       392,014

    Equipment management fees
     - affiliate                         48,455        58,064        90,270       107,068

    Operating expenses - affiliate      108,920       186,891       175,134       252,138
                                    -----------   -----------   -----------   -----------

        Total expenses                1,012,345     1,426,643     1,988,559     2,406,743
                                    -----------   -----------   -----------   -----------


Net loss                            $   (12,980)  $  (247,715)  $  (118,973)  $  (102,820)
                                    ===========   ===========   ===========   ===========


Net loss
  per limited partnership unit      $        --   $     (0.08)  $     (0.04)  $     (0.03)
                                    ===========   ===========   ===========   ===========

Cash distributions declared
  per limited partnership unit      $        --   $        --   $        --   $        --
                                    ===========   ===========   ===========   ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)


                                                          1997           1996
                                                      -----------    -----------
Cash flows from (used in) operating activities:
Net loss                                              $  (118,973)  $  (102,820)

Adjustments to reconcile net loss to net
  cash from operating activities:
       Depreciation                                     1,250,994     1,655,523

Changes in assets and liabilities
    Decrease (increase) in:
       rents receivable                                  (134,433)      562,594
       accounts receivable - affiliate                    (91,410)      353,803
    Increase (decrease) in:
       accrued interest                                    10,279        67,796
       accrued liabilities                               (427,400)         (500)
       accrued liabilities - affiliate                    (35,968)       (6,789)
       deferred rental income                              60,268        28,650
                                                      -----------   -----------

         Net cash from operating activities               513,357     2,558,257
                                                      -----------   -----------

Cash flows used in investing activities:
  Purchase of equipment                                        --      (240,726)
                                                      -----------   -----------

         Net cash used in investing activities                 --      (240,726)
                                                      -----------   -----------

Cash flows used in financing activities:
  Principal payments - notes payable                   (1,118,254)   (1,393,088)
  Distributions paid                                   (1,000,000)     (600,000)
                                                      -----------   -----------

         Net cash used in financing activities         (2,118,254)   (1,993,088)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents   (1,604,897)      324,443

Cash and cash equivalents at beginning of period        4,126,851     1,079,341
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 2,521,954   $ 1,403,784
                                                      ===========   ===========


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $   461,882   $   324,218
                                                      ===========   ===========

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

                                  June 30, 1997
                                   (Unaudited)

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

     At June 30, 1997, the Partnership had $2,420,000 invested in reverse repurchase agreements, secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $7,481,006 are due as follows:

     For the year ending June 30, 1998          $  3,912,688
                                  1999             2,839,030
                                  2000               729,288
                                                ------------

                                 Total          $  7,481,006
                                                ============

     The Partnership entered into a new 1-year lease agreement with Aer Lease Limited for its proportionate interest in a Lockheed L-1011-50 aircraft at a base rent to the Partnership of $60,450 per month, beginning April 27, 1997.

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

                    AIRFUND International Limited Partnership
                        Notes to the Financial Statements

                                   (Continued)

                                                     Lease
                                                      Term         Equipment
         Equipment Type                             (Months)        at Cost
-------------------------------------               --------      -----------

Two McDonnell-Douglas MD-82 (Finnair)                  36         $13,762,438
One Lockheed L-1011-50 (Aer Lease)                     12           7,877,224
Three Boeing 737-2H4 (Southwest)                       49           6,355,873
                                                                  -----------

                                     Total equipment cost          27,995,535

                                 Accumulated depreciation          (9,672,795)
                                                                  -----------

               Equipment, net of accumulated depreciation         $18,322,740
                                                                  ===========

     The cost of each of the Partnership's aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                      1997             1996
                                                   -----------      -----------

Equipment management fees                           $   90,270      $  107,068
Administrative charges                                  23,286          10,500
Reimbursable operating expenses
  due to third parties                                 151,848         241,638
                                                    ----------     -----------

                          Total                     $  265,404      $  359,206
                                                    ==========      ==========

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1997, the Partnership was owed $91,410 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1997.

                    AIRFUND International Limited Partnership
                        Notes to the Financial Statements

                                   (Continued)

NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1997 consisted of installment notes payable to banks of $10,203,515. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.89% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the like-kind exchange transaction involving the Southwest Aircraft and the Finnair Aircraft (See Results of Operations). The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $4,671,150. The carrying amount of notes payable approximates fair value at June 30, 1997.

     The annual maturities of the installment notes payable are as follows:

     For the year ending June 30, 1998           $ 2,558,828
                                  1999             6,935,984
                                  2000               708,703
                                                 -----------

                                 Total           $10,203,515
                                                 ===========

NOTE 7 - LEGAL PROCEEDINGS

     On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Partnership and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the General Partner of the Partnership and four other wholly-owned subsidiaries of EFG which are the general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

     The General Partner and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the General Partner and EFG do not believe that any likely outcome will have a material adverse effect on the Partnership. The General Partner, EFG and their affiliates intend to vigorously defend against the lawsuit.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's aircraft upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

Overview

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three used commercial jet aircraft and a proportionate interest in a fourth aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft or sold (see below). At June 30, 1997 the Partnership owned a proportionate interest in six aircraft. All of the Partnership's aircraft are currently on lease. Upon expiration of the lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.

Results of Operations

     For the three and six months ended June 30, 1997, the Partnership recognized lease revenue of $969,104 and $1,805,402, respectively, compared to $1,161,279 and $2,141,350 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 resulted from the expiration of the leases related to the Partnership's interest in a Lockheed L-1011-50 aircraft and the sale of two 727-251 Advanced aircraft (discussed below). These decreases were partially offset by the Partnership's aircraft exchange, which was concluded in the first quarter of 1996. As a result of the aircraft exchange, the Partnership replaced its ownership interest in a Boeing 747-SP, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair OY). The Southwest aircraft were exchanged into the Partnership in 1995 while the Finnair Aircraft were exchanged into the Partnership on March 25, 1996. Accordingly, revenue for the six months ended June 30, 1996 reflected only a portion of the rents ultimately earned from the like-kind exchange. In aggregate, the replacement aircraft generated approximately $842,000 and $1,678,000 of lease revenue during the three and six months ended June 30, 1997, respectively, compared to approximately $674,000 and $990,000 for the same periods in 1996. In the near-term lease revenue will increase due to the re-lease with Aer Lease Limited, discussed below, thereafter, lease revenue will decline due to the expiration of the lease terms, described herein.

     The Partnership's two lease agreements with Northwest expired on October 31, 1996. The Partnership sold both of the Boeing 727-251 Advanced aircraft to Northwest during the second half of 1996 and, in addition to the sales proceeds, received lease termination rents with respect to one of the aircraft. The Partnership recognized

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

aggregate lease revenue of $360,000 and $720,000 from these aircraft during the three and six months ended June 30, 1996, respectively.

     The Partnership's renewal lease agreement with Cathay Pacific Airways, Ltd ("Cathay") related to its interest in the Lockheed L-1011-50 aircraft expired on February 14, 1996 and was extended until April 11, 1996. Subsequent to this extension, Cathay leased the aircraft at a fixed rate until June 30, 1996 at which date the aircraft was returned to the Partnership. The aircraft underwent heavy maintenance which cost the Partnership approximately $570,000, all of which was accrued or incurred at June 30, 1997. The Partnership entered into a new 12-month lease agreement with Aer Lease Limited at a base rent to the Partnership of $60,450 per month, beginning April 27, 1997. In aggregate, the Partnership recognized lease revenue of approximately $127,000 related to this aircraft during the each of three and six months ended June 30, 1997, compared to $127,000 and $431,000 for the same periods in 1996. Currently, the demand for Lockheed L-1011 aircraft is weak, limited principally to air cargo carriers and operators of passenger charters. Several major airlines have reduced their commitment to the Lockheed L-1011. Such circumstances inhibited the remarketing of the Partnership's Lockheed L-1011-50 aircraft and required the Partnership to refurbish the aircraft to meet the needs of Aer Lease Limited.

     The Partnership holds a proportionate ownership interest in the Lockheed L-1011-50 aircraft and the Southwest and Finnair Aircraft, discussed above. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft. (See Note 4 to the financial statements.)

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

     Interest income for the three and six months ended June 30, 1997 was $30,261 and $64,184, respectively, compared to $17,649 and $162,573 for the same periods in 1996. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1996 included interest of $130,268 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transaction, discussed above.

     For the three and six months ended June 30, 1997, the Partnership incurred interest expense of $229,473 and $472,161, respectively, compared to $291,906 and $392,014 for the same periods in 1996. Interest expense in 1997 and 1996 resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft. The financing of the Finnair Aircraft occurred on March 25, 1996. Therefore, interest expense related to the Finnair debt during the six months ended June 30, 1996 was only incurred from that date through the end of the period. Interest expense in future periods is expected to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

     Management fees were 5% of lease revenue during each of the periods ended June 30, 1997 and 1996, and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Collectively, operating expenses represented 11.2% and 9.7% of lease revenue during the three and six months ended June 30, 1997, respectively, compared to 16.1% and 11.8% for the same periods in 1996. During the six months ended June 30, 1997, significant heavy maintenance costs were incurred or accrued in connection with the Lockheed L-1011 aircraft to allow the Partnership to remarket this aircraft (see above). During the six months ended June 30, 1996, operating expenses included legal expenses and broker fees incurred in connection with the like-kind exchange transaction, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $625,497 and $1,250,994 for the three and six months ended June 30, 1997, respectively, compared to $889,782 and $1,655,523 for the same periods in 1996.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities generally derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $513,357 and $2,558,257 for the six months ended June 30, 1997 and 1996, respectively. The expiration of the Partnership's lease agreement related to its interest in the Lockheed L-1011-50 aircraft and the sale of the two Boeing 727-251 Advanced aircraft have caused a decline in the Partnership's lease revenue and corresponding sources of operating cash. This has been partially offset by rents generated in connection with the Southwest and Finnair aircraft and the re-lease of the aircraft to Aer Lease Limited. In addition, the Partnership has expended substantial funds in connection with the remarketing of the Lockheed L-1011-50 aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     Cash expended for equipment acquisitions is reported under investing activities on the accompanying Statement of Cash Flows. In 1996, the Partnership expended $240,726 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1997.

     As described in Results of Operations, the Partnership obtained long-term financing in connection with the like-kind exchange transactions involving the Southwest Aircraft and the Finnair Aircraft. The repayments of principal related to such indebtedness are reported as a component of financing activities. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, a portion or all of the rental payment will be used to repay principal and interest. The Partnership also has balloon payment obligations at the expiration of the primary lease term related to the Finnair Aircraft of $4,671,150.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

        Overall, the future liquidity of the Partnership will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources and current cash reserves will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods is expected to fluctuate widely as the General Partner attempts to remarket the Partnership's aircraft and possibly upgrade certain aircraft to meet the standards of potential successor lessees. Accordingly, the General Partner did not declare a cash distribution for the first and second quarters of 1997 and expects to suspend the declaration of quarterly cash distributions between the periods corresponding to major remarketing events.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

        Item 1.    Legal Proceedings
                   Response:

                   Refer to Note 7 to the financial statements herein.

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

                            AIRFUND International Limited Partnership


                     By: AFG Aircraft Management Corporation, a Massachusetts corporation and the General Partner of the Registrant.


                     By:    /s/  Michael J. Butterfield
                            --------------------------------------------------
                            Michael J. Butterfield
                            Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
                            Principal Accounting Officer)

                     Date:  August 14, 1997


                     By:    /s/  Gary M. Romano
                            --------------------------------------------------
                            Gary M. Romano
                            Clerk of AFG Aircraft Management Corporation
                            (Duly Authorized Officer and
                            Principal Financial Officer)

                     Date:  August 14, 1997