Form 10-Q
period 1997-09-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1997-11-14
CIK 842184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               -----------------------------------------------
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------------

                               -------------------

For Quarter Ended September 30, 1997               Commission File No. 0-18368

                  AIRFUND International Limited Partnership
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

Massachusetts                                         04-3037350
----------------------------------                   -------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                       Identification No.)

88 Broad Street, Boston, MA                           02110
-----------------------------------                  -------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (617) 854-5800
                                                   ---------------------------


------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes     No
                                                     -----  -----

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Statement of Financial Position
        at September 30, 1997 and December 31, 1996                         3

     Statement of Operations
        for the three and nine months ended September 30, 1997 and 1996     4

     Statement of Cash Flows
        for the nine months ended September 30, 1997 and 1996               5

     Notes to the Financial Statements                                    6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9-12

PART II. OTHER INFORMATION:
Items 1 - 6                                                                13

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                   September 30, 1997 and December 31, 1996

                                  (Unaudited)

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1997             1996
                                             ---------------   ---------------

ASSETS
------
Cash and cash equivalents                         $2,658,253        $4,126,851

Rents receivable                                     104,184                --

Accounts receivable - affiliate                       61,358                --

Equipment at cost,net of accumulated
  depreciation of $10,298,292 and
  $8,421,801 at September 30, 1997
  and December 31, 1996, respectively             17,697,243        19,573,734

                                             ---------------   ---------------

    Total assets                                 $20,521,038       $23,700,585
                                             ---------------   ---------------
                                             ---------------   ---------------

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Notes payable                                     $9,584,576       $11,321,769
Accrued interest                                     121,965           118,940
Accrued liabilities                                   22,500           442,400
Accrued liabilities - affiliate                       28,948            63,930
Deferred rental income                               219,172           158,904
Cash distributions payable to partners                    --         1,000,000
                                             ---------------   ---------------

    Total liabilities                              9,977,161        13,105,943
                                             ---------------   ---------------

Partners' capital (deficit):
  General Partner                                 (1,171,802)       (1,169,264)

  Limited Partnership Interests
  (3,040,000 Units; initial purchase
  price of $25 each)                              11,715,679        11,763,906
                                             ---------------   ---------------

    Total partners' capital                       10,543,877        10,594,642
                                             ---------------   ---------------

    Total liabilities and partners' capital      $20,521,038       $23,700,585
                                             ---------------   ---------------
                                             ---------------   ---------------

                 The accompanying notes are an integral part
                       of these financial statements.

                  AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                              THREE MONTHS                NINE MONTHS
                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                          1997         1996           1997          1996
                                      -----------   -----------   -----------   -----------

Income:

  Lease revenue                       $ 1,023,474   $ 1,295,140   $ 2,828,876   $ 3,436,490

  Interest income                          31,655        50,213        95,839       212,786

  Gain on sale of equipment                    --     2,783,440            --     2,783,440
                                      -----------   -----------   -----------   -----------
    Total income                        1,055,129     4,128,793     2,924,715     6,432,716
                                      -----------   -----------   -----------   -----------

Expenses:

  Depreciation                            625,497       792,581     1,876,491     2,448,104

  Interest expense                        215,966       264,302       688,127       656,316

  Equipment management fees
  - affiliate                              51,174        64,757       141,444       171,825

  Operating expenses - affiliate           94,284       198,015       269,418       450,153
                                      -----------   -----------   -----------   -----------
    Total expenses                        986,921     1,319,655     2,975,480     3,726,398
                                      -----------   -----------   -----------   -----------

Net income (loss)                         $68,208   $ 2,809,138   $   (50,765)  $ 2,706,318
                                      -----------   -----------   -----------   -----------
                                      -----------   -----------   -----------   -----------

Net income (loss)
  per limited partnership unit        $      0.02   $      0.88   $     (0.02)  $      0.85
                                      -----------   -----------   -----------   -----------
                                      -----------   -----------   -----------   -----------

Cash distributions declare
   per limited partnership unit       $        --   $      1.25   $        --   $      1.25
                                      -----------   -----------   -----------   -----------
                                      -----------   -----------   -----------   -----------



                 The accompanying notes are an integral part
                       of these financial statements.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                           STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                 (Unaudited)

                                                               1997           1996
                                                          -------------  -------------
Cash flows from (used in)
operating activities:
Net income (loss)                                         $     (50,765) $   2,706,318

Adjustments to reconcile net income (loss)
  to net cash from operating activities:
    Depreciation                                              1,876,491      2,448,104
    Gain on sale of equipment                                        --     (2,783,440)

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                           (104,184)       562,594
    accounts receivable - affiliate                             (61,358)       315,942
  Increase (decrease) in:
      accrued interest                                            3,025         39,874
      accrued liabilities                                      (419,900)       139,396
      accrued liabilities-affiliate                             (34,982)       (48,224)
      deferred rental income                                     60,268         28,650
                                                          -------------  -------------

        Net cash from operating activities                    1,268,595      3,409,214
                                                          -------------  -------------

Cash flows from (used in) investing activities:
  Purchase of equipment                                              --       (240,726)
  Proceeds from equipment sales                                      --      3,210,000
                                                          -------------  -------------

        Net cash from investing activities                           --      2,969,274
                                                          -------------  -------------

Cash flows used in financing activities:
  Principal payments-notes payable                           (1,737,193)    (2,047,206)
  Distributions paid                                         (1,000,000)      (600,000)
                                                          -------------  -------------

        Net cash used in financing activities                (2,737,193)    (2,647,206)
                                                          -------------  -------------

Net increase (decrease) in cash and cash equivalents         (1,468,598)     3,731,282

Cash and cash equivalents at beginning of period              4,126,851      1,079,341
                                                          -------------  -------------

Cash and cash equivalents at end of period                $   2,658,253  $   4,810,623
                                                          -------------  -------------
                                                          -------------  -------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                $     685,102  $     616,442
                                                          -------------  -------------
                                                          -------------  -------------

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

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
                       NOTES TO THE FINANCIAL STATEMENTS

                               September 30, 1997
                                  (Unaudited)

NOTE 1-BASIS OF PRESENTATION
----------------------------
    The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2-CASH
-----------

    At September 30, 1997, the Partnership had $2,555,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3-REVENUE RECOGNITION
--------------------------
    Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $6,457,498 are due as follows:


    For the year ending September 30, 1998    $3,731,338
                                      1999     2,309,424
                                      2000       416,736
                                              ----------
                                     Total    $6,457,498
                                              ----------
                                              ----------


    The Partnership entered into a new 1-year lease agreement with Aer Lease Limited for its proportionate interest in a Lockheed L-1011-50 aircraft at a base rent to the Partnership of $60,450 per month, beginning April 27, 1997.


NOTE 4-EQUIPMENT
----------------

    The following is a summary of equipment owned by the Partnership at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                    REMAINING
                                                      LEASE
                                                       TERM         EQUIPMENT
EQUIPMENT TYPE                                       (MONTHS)        AT COST
------------------------------------------        -------------  -------------

Two McDonnell-Douglas MD-82 (Finnair)                   19       $  13,762,438
One Lockheed L-1011-50 (Aer Lease)                       7           7,877,224
Three Boeing 737-2H4 (Southwest)                        27           6,355,873
                                                                 -------------
                                 Total equipment cost               27,995,535
                             Accumulated depreciation              (10,298,292)
                                                                 -------------
           Equipment, net of accumulated depreciation            $  17,697,243
                                                                 -------------
                                                                 -------------

    The cost of each of the Partnership's aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.


NOTE 5-RELATED PARTY TRANSACTIONS
---------------------------------

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                           1997        1996
                                       ----------  ----------

Equipment management fees              $  141,444  $  171,825
Administrative charges                     36,537      15,750
Reimbursable operating expenses
 due to third parties                     232,881     434,403
                                       ----------  ----------

                               Total   $  410,862  $  621,978
                                       ----------  ----------
                                       ----------  ----------


    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1997, the Partnership was owed $61,358 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1997.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                                  (CONTINUED)


NOTE 6-NOTES PAYABLE
--------------------

    Notes payable at September 30, 1997 consisted of installment notes payable to banks of $9,584,576. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.89% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the like-kind exchange transaction involving the Southwest Aircraft and the Finnair Aircraft (See Results of Operations). The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $4,671,150. The carrying amount of notes payable approximates fair value at September 30, 1997.

    The annual maturities of the installment notes payable are as follows:

    For the year ending September 30, 1998        $2,615,240
                                      1999         6,560,009
                                      2000           409,327
                                                  ----------

                                     Total        $9,584,576
                                                  ----------
                                                  ----------


NOTE 7-LEGAL PROCEEDINGS
------------------------

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

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ----------------------

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


Three and nine months ended September 30, 1997 compared to the three and
------------------------------------------------------------------------
nine months ended September 30, 1996:
-------------------------------------

OVERVIEW
--------

    As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three used commercial jet aircraft and a proportionate interest in a fourth aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft or sold (see below). At September 30, 1997, the Partnership owned a proportionate interest in six aircraft. All of the Partnership's aircraft are currently on lease. Upon expiration of the lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.

RESULTS OF OPERATIONS
---------------------

    For the three and nine months ended September 30, 1997, the Partnership recognized lease revenue of $1,023,474 and $2,828,876, respectively, compared to $1,295,140 and $3,436,490 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 resulted from the expiration of the leases related to the Partnership's interest in a Lockheed L-1011-50 aircraft and the sale of two 727-251 Advanced aircraft (discussed below). These decreases were partially offset by the Partnership's aircraft exchange, which was concluded in the first quarter of 1996. As a result of the aircraft exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair OY). The Southwest Aircraft were exchanged into the Partnership in 1995 while the Finnair Aircraft were exchanged into the Partnership on March 25, 1996. Accordingly, revenue for the Finnair Aircraft for the nine months ended September 30, 1996 reflected only a portion of the rents ultimately earned from the leasing of these aircraft. In aggregate, the replacement aircraft generated approximately $842,000 and $2,521,000 of lease revenue during the three and nine months ended September 30, 1997, respectively, compared to approximately $846,000 and $1,836,000 for the same periods in 1996. In the near-term lease revenue will be consistent with the three months ended September 30, 1997, thereafter, lease revenue will decline due to the expiration of the lease terms, described herein.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                  FORM 10-Q

                         PART I. FINANCIAL INFORMATION


    The Partnership's two lease agreements with Northwest Airlines, Inc. ("Northwest") expired on October 31, 1996. The Partnership sold both of the Boeing 727-251 Advanced aircraft to Northwest during the second half of 1996 and, in addition to the sales proceeds, received lease termination rents with respect to one of the aircraft. The Partnership recognized aggregate lease revenue of $420,000 and $1,140,000 from these aircraft during the three and nine months ended September 30, 1996, respectively.

    The Partnership's renewal lease agreement with Cathay Pacific Airways, Ltd ("Cathay") related to its interest in the Lockheed L-1011-50 aircraft expired on February 14, 1996 and was extended until April 11, 1996. Subsequent to this extension, Cathay leased the aircraft at a fixed rate until June 30, 1996 at which date the aircraft was returned to the Partnership. The aircraft subsequently underwent heavy maintenance which cost the Partnership approximately $570,000, all of which was incurred at September 30, 1997. The Partnership entered into a new 1-year lease agreement with Aer Lease Limited ("Aer Lease") at a base rent to the Partnership of $60,450 per month, beginning April 27, 1997. In aggregate, the Partnership recognized lease revenue of approximately $181,000 and $308,000 related to this aircraft during the three and nine months ended September 30, 1997, respectively, compared to approximately $30,000 and $461,000 for the same periods in 1996. Currently, the demand for Lockheed L-1011 aircraft is weak, limited principally to air cargo carriers and operators of passenger charters. Several major airlines have reduced their commitment to the Lockheed L-1011 aircraft. Such circumstances inhibited the remarketing of the Partnership's Lockheed L-1011-50 aircraft and required the Partnership to refurbish the aircraft to meet the needs of Aer Lease.

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

    Interest income for the three and nine months ended September 30, 1997 was $31,655 and $95,839, respectively, compared to $50,213 and $212,786 for the same periods in 1996. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         FORM I. FINANCIAL INFORMATION


Interest income in 1996 included interest of $130,268 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transaction, discussed above.

    For the three and nine months ended September 30, 1997, the Partnership incurred interest expense of $215,966 and $688,127, respectively, compared to $264,302 and $656,316 for the same periods in 1996. Interest expense in 1997 and 1996 resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft. The financing of the Finnair Aircraft occurred on March 25, 1996. Therefore, interest expense related to the Finnair debt during the nine months ended September 30, 1996 was only incurred from that date through the end of the period. Interest expense in future periods is expected to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

    Management fees were 5% of lease revenue during each of the periods ended September 30, 1997 and 1996, and will not change as a percentage of lease revenue in future periods.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Collectively, operating expenses represented 9.2% and 9.5% of lease revenue during the three and nine months ended September 30, 1997, respectively, compared to 15.3% and 13.1% for the same periods in 1996. During the nine months ended September 30, 1997, significant heavy maintenance costs were incurred in connection with the Lockheed L-1011-50 aircraft to allow the Partnership to remarket this aircraft (see above). During the nine months ended September 30, 1996, operating expenses included legal expenses and broker fees incurred in connection with the like-kind exchange transaction, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $625,497 and $1,876,491 for the three and nine months ended September 30, 1997, respectively, compared to $792,581 and $2,448,104 for the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS
------------------------------------------------------------

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities generally derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,268,595 and $3,409,214 for the nine months ended September 30, 1997 and 1996, respectively. The expiration of the Partnership's lease agreement related to its interest in the Lockheed L-1011-50 aircraft and the sale of the two Boeing 727-251 Advanced aircraft have caused a decline in the Partnership's lease revenue and corresponding sources of operating cash. This has been partially offset by an increase in rents generated in connection with the Finnair Aircraft and the re-lease of the aircraft to Aer Lease (see Results of Operations). In addition, the Partnership has expended substantial funds in connection with the remarketing of the Lockheed L-1011-50 aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principallythrough sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                  FORM 10-Q

                         PART I. FINANCIAL INFORMATION


    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership expended $240,726 in cash in connection with the like-kind exchange transactions referred to above. During the nine months ended September 30, 1996, the Partnership realized $3,210,000 in proceeds from the sale of a Boeing 727-251 Advanced aircraft. There were no equipment acquisitions or sales during the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the equipment's condition and age, and future market conditions.

    As described in Results of Operations, the Partnership obtained long-term financing in connection with the like-kind exchange transactions involving the Southwest and Finnair Aircraft. The repayments of principal related to such indebtedness are reported as a component of financing activities. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, all of the rental payment will be used to repay principal and interest. The Partnership also has balloon payment obligations at the expiration of the primary lease term related to the Finnair Aircraft of $4,671,150.

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

    Overall, the future liquidity of the Partnership will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources and current cash reserves will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods is expected to fluctuate widely as the General Partner attempts to remarket the Partnership's aircraft and possibly upgrade certain aircraft to meet the standards of potential successor lessees. Accordingly, the General Partner did not declare a cash distribution during the first three quarters of 1997 and expects to suspend the declaration of quarterly cash distributions between the periods corresponding to major remarketing events.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                           PART II. OTHER INFORMATION


Item 1.                    Legal Proceedings Response:

                           Refer to Note 7 to the financial statement herein.

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


                  AIRFUND International Limited Partnership


                  By:     AFG Aircraft Management Corporation, a
                          Massachusetts corporation and the General
                          Partner of the Registrant.


                  By:     /s/ Michael J. Butterfield
                          -------------------------------------------------
                          Michael J. Butterfield
                          Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
                          Principal Accounting Officer)


                  Date:   November 14, 1997
                          -------------------------------------------------


                  By:     /s/ Gary M. Romano
                          -------------------------------------------------
                          Gary M. Romano
                          Clerk of AFG Aircraft Management Corporation
                          (Duly Authorized Officer and
                          Principal Financial Officer)

                  Date:   November 14, 1997
                          -------------------------------------------------