Form 10-K
period 1997-12-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1998-03-31
CIK 842184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1997
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               ------------------    ---------------------------

Commission file number     0-18368
                      ----------------------------------------------------------

                    AIRFUND International Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Massachusetts                                   04-3037350
----------------------------------              --------------------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification No.)

 88 Broad Street, Sixth Floor, Boston, MA        02110
--------------------------------------------    --------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act       NONE
                                                           ---------------------

       Title of each class            Name of each exchange on which registered

-----------------------------      ---------------------------------------------

-----------------------------      ---------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

            3,040,000 Units Representing Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                              --     --

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1997 (Part I and II)

                    AIRFUND International Limited Partnership

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1            Business                                                     3

Item 2            Properties                                                   5

Item 3            Legal Proceedings                                            5

Item 4            Submission of Matters to a Vote of Security Holders          5

                                    PART II

Item 5.           Market for the Partnership's Securities and
                  Related Security Holder Matters                              6

Item 6.           Selected Financial Data                                      7

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7

Item 8.           Financial Statements and Supplementary Data                  7

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                          7

                                    PART III

Item 10.          Directors and Executive Officers of the Partnership          8

Item 11.          Executive Compensation                                      10

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                              10

Item 13.          Certain Relationships and Related Transactions              11

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                              13-15

PART I

Item 1.  Business.

      (a) General Development of Business

      AIRFUND International Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on January 31, 1989 for the purpose of acquiring and leasing to third parties a specified portfolio of used commercial aircraft. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Aircraft Management Corporation, a Massachusetts corporation) and $100 from the Initial Limited Partner (AFG Assignor Corporation, a Massachusetts corporation). On July 26, 1989, the Partnership issued 3,040,000 units representing assignments of limited partnership interests (the "Units") to 4,147 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The General Partner is Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"). The capital contribution of the General Partner, in consideration of its general partner interest, was $1,000. The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and
Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").

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

      The Closing date of the Offering of Units of the Partnership was July 26, 1989. The initial purchase of the aircraft and the associated lease commitments occurred on July 27, 1989. The acquisition of the Partnership's aircraft and its associated leases is described in Note 3 to the financial statements included in
Item 14, herein. The Partnership is expected to terminate no later than December 31, 2004; however, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements.

      The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates (the "Manager"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of aircraft, (ii) manage the leasing, re-leasing, financing, and refinancing of aircraft, and (iii) arrange the resale of aircraft. The Manager is compensated for such services as described in the Restated Agreement, as amended, Item 13, herein and in Note 4 to the financial statements, included in Item 14, herein.

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

      In recent years, market values for certain models of used commercial jet aircraft have deteriorated. Consistent price competition and other pressures within the airline industry have inhibited sustained profitability for many carriers. Most major airlines have had to re-evaluate their aircraft fleets and operating strategies. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

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

      Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1997, 1996 and 1995 is incorporated herein by reference to Note 2 to the financial statements in the 1997 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

      Default by a lessee under a lease may cause aircraft to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such aircraft. This could result in the loss of a material portion of anticipated revenues and significantly weaken the Partnership's ability to repay related indebtedness.

      EFG is a Massachusetts limited partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Manager or Advisor to the Partnership and several other Direct-Participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

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

      In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym, to a third party. AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG specifically reserved the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and the Other Investment Programs and to continue managing all assets owned by the Partnership and the Other Investment Programs.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales

      Not applicable.

Item 2.  Properties.

      Incorporated herein by reference to Note 3 to the financial statements in the 1997 Annual Report.

Item 3.  Legal Proceedings.

      Incorporated herein by reference to Note 7 to the financial statements in the 1997 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

      (a) Market Information

      There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

      (b) Approximate Number of Security Holders

      At December 31, 1997, there were 4,100 record holders of Units in the Partnership.

      (c) Dividend History and Restrictions

      Pursuant to Article VI of the Restated Agreement, as amended, the Partnership's Distributable Cash From Operations and Distributable Cash From Sales or Refinancings are determined and distributed to the Partners quarterly. Distributions may be made to the General Partner prior to the end of the fiscal quarter; however, the amount of such distribution reflects only amounts to which the General Partner is entitled at the time such distribution is made. As the General Partner attempts to remarket the Partnership's aircraft, the amount of cash available for distribution fluctuates widely. The Partnership may also be required to incur significant costs to upgrade certain aircraft to meet the standards of potential successor lessees. Accordingly, the General Partner did not declare any distributions to the Partners in 1997 and expects to continue to suspend such distributions between the periods corresponding to major remarketing events.

      Distributions declared in 1996 were made as follows:

                                                    General        Recognized
                                     Total          Partner          Owners
                                  -----------     -----------      -----------
     Total 1996 distributions     $ 5,000,000     $   250,000      $ 4,750,000

      Distributions payable at December 31, 1996 were $1,000,000.

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

Item 6.  Selected Financial Data.

      Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

      Incorporated herein by reference to the financial statements and supplementary data included in the 1997 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.  Directors and Executive Officers of the Partnership.

      (a-b) Identification of Directors and Executive Officers

      The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Aircraft Management Corporation is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties and the Recognized Owners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 1998 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (See Item 13)
-----------------------------------

         Name                             Title                                Age             Term
------------------------      --------------------------------------------     ---          -----------

Geoffrey A. MacDonald         Chairman and a member of the                                    Until a
                              Executive Committee of EFG                                     successor
                              and President and a Director                                    is duly
                              of the General Partner                            49           elected
                                                                                                and
                                                                                             qualified
Gary D. Engle                 President and Chief Executive
                              Officer and member of the
                              Executive Committee of EFG and a
                              Director of the General Partner                   49

Gary M. Romano                Executive Vice President and Chief
                              Operating Officer of EFG and
                              Clerk of the General Partner                      38

James A. Coyne                Executive Vice President of EFG                   37

Michael J. Butterfield        Vice President, Finance and Treasurer
                              of EFG and Treasurer of the
                              General Partner                                   38

James F. Livesey              Vice President, Aircraft and Vessels
                              of EFG                                            48

Sandra L. Simonsen            Senior Vice President, Information Systems
                              of EFG                                            47

Gail D. Ofgant                Vice President, Lease Operations of EFG           32

      (c) Identification of Certain Significant Persons

      None.

      (d) Family Relationship

      No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

      (e) Business Experience

      Mr. MacDonald, age 49, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

      Mr. Engle, age 49, is President and Chief Executive Officer and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle is Vice President and a Director of certain of EFG's affiliates and a Director of the General Partner. On December 16, 1994, Mr. Engle acquired control of EFG, the General Partner and each of EFG's subsidiaries. Mr. Engle is a limited partner in ONC. Mr. Eagle is also Chairman, Chief Executive Officer and a member of the Board of Directors of Semele Group Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

      Mr. Romano, age 38, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates and Clerk of the General
Partner. Mr. Romano is Vice President and Chief Financial Officer of Semele. Mr. Romano joined EFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

      Mr. Coyne, age 37, is Executive Vice President of EFG and President, Chief Operating Officer and a member of the Board of Directors of Semele. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. In September 1997, Mr. Coyne was appointed Executive Vice President of EFG. Mr. Coyne is a limited partner in ONC. From May 1993 through November 1994, he was with the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985 he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

      Mr. Butterfield, age 38, joined EFG in June 1992 and became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and is Treasurer of the General Partner and Semele. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (U.K.) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

      Mr. Livesey, age 48, is Vice President, Aircraft and Vessels, of EFG. Mr. Livesey joined EFG in October, 1989, and was promoted to Vice President in January 1992. Prior to joining EFG, Mr. Livesey held sales and marketing positions with two privately-held equipment leasing firms. Mr. Livesey holds an M.B.A. from Boston College and B.A. degree from Stonehill College.

      Ms. Simonsen, age 47, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

      Ms. Ofgant, age 32, is Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in June 1989, and was promoted to Manager, Lease Operations in April 1994. In April 1996, Ms. Ofgant was appointed Vice President, Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree in Finance from Providence College.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 11.2(a) of the Restated Agreement, as amended (subject to Sections 11.2(b) and 11.3), a majority interest of the Recognized Owners have voting rights with respect to:

      1.    Amendment of the Restated Agreement;

      2.    Termination of the Partnership;

      3.    Removal of the General Partner; and

      4. Approval or disapproval of the sale of all, or substantially all, of the assets of the Partnership (except in the orderly liquidation of the Partnership upon its termination and dissolution).

      As of March 1, 1998, the following person or group owns beneficially more than 5% of the Partnership's 3,040,000 outstanding Units:

                                                   Name and                           Amount            Percent
              Title                               Address of                       of Beneficial          of
            of Class                           Beneficial Owner                      Ownership           Class
-------------------------------      -------------------------------------       ----------------      ---------

       Units Representing            Old North Capital Limited Partnership
       Limited Partnership                      88 Broad Street                    205,040 Units         6.74%
           Interests                           Boston, MA 02110

      Messrs. Engle, MacDonald and Coyne have ownership interests in ONC. In December 1996, EFG purchased a 49% limited partnership interest in ONC. See Items 10 and 13 of this report.

      The ownership and organization of EFG is described in Item 1 of this report.

Item 13.  Certain Relationships and Related Transactions.

      The General Partner of the Partnership is AFG Aircraft Management Corporation, an affiliate of EFG.

      (a) Transactions with Management and Others

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1997, 1996 and 1995, which were accrued or paid by the Partnership to EFG or its Affiliates, are as follows:

                                         1997            1996            1995
                                     -----------     -----------      ----------

Equipment management fees            $   192,913     $   217,311      $  229,430
Administrative charges                    49,788          28,376          21,000
Reimbursable operating expenses
   due to third parties                  304,188       1,069,846         218,185
                                     -----------     -----------      ----------
                    Total            $   546,889     $ 1,315,533      $  468,615
                                     ===========     ===========      ==========

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

      Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Restated Agreement, as amended, for persons employed by EFG who are engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Partnership which are reimbursed to EFG. At December 31, 1997, the Partnership was owed $121,626 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 1998.

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

      Old North Capital Limited Partnership ("ONC"), a Massachusetts Limited Partnership formed in 1995 and owned and controlled by certain principals of EFG, owns 205,040 Units or 6.74% of the total outstanding units of the Partnership. EFG owns a 49% limited partnership interest in ONC, which it acquired in December 1996.

      (b) Certain Business Relationships

      None.

      (c) Indebtedness of Management to the Partnership

      None.

      (d) Transactions with Promoters

      See Item 13(a) above.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Documents filed as part of this report:

         (1)   Financial Statements:

               Report of Independent Auditors..................................*

               Statement of Financial Position
               at December 31, 1997 and 1996...................................*

               Statement of Operations
               for the years ended December 31, 1997, 1996 and 1995............*

               Statement of Changes in Partners' Capital
               for the years ended December 31, 1997, 1996 and 1995............*

               Statement of Cash Flows
               for the years ended December 31, 1997, 1996 and 1995............*

               Notes to the Financial Statements...............................*

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

       13 The 1997 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

       23        Consent of Independent Auditors.

       99 (a) Lease agreement with Northwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the period July 26, 1989 (commencement of operations) to December 31, 1989 as
                 Exhibit 28 (b) and is incorporated herein by reference.

* Incorporated herein by reference to the appropriate portion of the 1997 Annual Report to security holders for the year ended December 31, 1997 (see Part II).

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

       99 (e) Lease agreement with Southwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 99 (d) and is incorporated herein by reference.

       99 (f) Lease agreement with Southwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 99 (d) and is incorporated herein by reference.

       99 (g) Lease agreement with Finnair OY was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (e) and is incorporated herein by reference.

       99 (h) Lease agreement with Finnair OY was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (f) and is incorporated herein by reference.

       99 (i) Lease agreement with Aer Lease Limited is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and is included herein.

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

                         AIRFUND International Limited Partnership

                         By: AFG Aircraft Management Corporation,
                         a Massachusetts corporation and the
                         General Partner of the Registrant.


By: /s/ Geoffrey A. MacDonald                  By: /s/ Gary D. Engle
   ---------------------------------               -----------------------------
Geoffrey A. MacDonald                          Gary D. Engle
Chairman and a member of the                   President and Chief Executive
Executive Committee of EFG and                 Officer and a member of the
President and a Director of the                Executive Committee of EFG and a
General Partner                                Director of the General Partner
                                               (Principal Executive Officer)

Date:  March 31, 1998                          Date: March 31, 1998
      ------------------------------                 ---------------------------


By: /s/ Gary M. Romano                         By: /s/ Michael J. Butterfield
   ---------------------------------               -----------------------------
Gary M. Romano                                 Michael J. Butterfield
Executive Vice President and Chief             Vice President, Finance and
Operating Officer of EFG and Clerk             Treasurer of EFG and Treasurer
of the General Partner                         of the General Partner
(Principal Financial Officer)                  (Principal Accounting Officer)

Date:  March 31, 1998                          Date: March 31, 1998
      ------------------------------                 ---------------------------