Form 10-Q
period 1998-03-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1998-05-15
CIK 842184

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                                 ---------------------------

                                       OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from____________________ to_________________________

                              ____________________

For Quarter Ended March 31, 1998                    Commission File No. 0-18368


                    AIRFUND International Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                04-3037350
-------------                                                ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

88 Broad Street, Boston, MA                                  02110
-----------------------------------                          ---------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                      ----------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes     No
                                                      ---    ---

                     AIRFUND International Limited Partnership

                                     FORM 10-Q

                                       INDEX



                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

      Statement of Financial Position
         at March 31, 1998 and December 31, 1997                             3

      Statement of Operations
         for the three months ended March 31, 1998 and 1997                  4

      Statement of Cash Flows
         for the three months ended March 31, 1998 and 1997                  5

      Notes to the Financial Statements                                    6-9


   Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10-13


PART II.  OTHER INFORMATION:

   Items 1 - 6                                                              14

                    AIRFUND International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1998 and December 31, 1997

                                   (Unaudited)

                                                             March 31,     December 31,
                                                                1998            1997
                                                           ------------    ------------

ASSETS

Cash and cash equivalents                                  $  2,785,700    $  2,671,041

Rents receivable                                                106,223         121,626

Accounts receivable - affiliate                                  61,128              --

Equipment at cost, net of accumulated depreciation of
   $11,543,276 and $10,923,789 at March 31, 1998
   and December 31, 1997, respectively                       16,452,259      17,071,746
                                                           ------------    ------------

      Total assets                                         $ 19,405,310    $ 19,864,413
                                                           ============    ============

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                              $  8,305,463    $  8,864,307
Accrued interest                                                106,971          98,052
Accrued liabilities                                               6,890           8,250
Accrued liabilities - affiliate                                  27,762          36,219
Deferred rental income                                          164,767         213,287
                                                           ------------    ------------

      Total liabilities                                       8,611,853       9,220,115
                                                           ------------    ------------
Partners' capital (deficit):
   General Partner                                           (1,159,323)     (1,166,781)
   Limited Partnership Interests
   (3,040,000 Units; initial purchase price of $25 each)     11,952,780      11,811,079
                                                           ------------    ------------

      Total partners' capital                                10,793,457      10,644,298
                                                           ------------    ------------

      Total liabilities and partners' capital              $ 19,405,310    $ 19,864,413
                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)



                                                            1998         1997
                                                        ----------   ----------
Income:

   Lease revenue                                        $1,013,595   $  836,298

   Interest income                                          34,956       33,923
                                                        ----------   ----------

      Total income                                       1,048,551      870,221
                                                        ----------   ----------

Expenses:

   Depreciation                                            619,487      625,497

   Interest expense                                        188,053      242,688

   Equipment management fees - affiliate                    50,680       41,815

   Operating expenses - affiliate                           41,172       66,214
                                                        ----------   ----------

      Total expenses                                       899,392      976,214
                                                        ----------   ----------

Net income (loss)                                       $  149,159   $ (105,993)
                                                        ==========   ==========

Net income (loss)
   per limited partnership unit                         $     0.05   $    (0.03)
                                                        ==========   ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                            1998           1997
                                                        -----------    -----------

Cash flows from (used in) operating activities:
Net income (loss)                                       $   149,159    $  (105,993)

Adjustments to reconcile net income (loss) to
   net cash from (used in) operating activities:
      Depreciation                                          619,487        625,497

Changes in assets and liabilities
   Decrease (increase) in:
      rents receivable                                       15,403        (43,601)
      accounts receivable - affiliate                       (61,128)       (18,286)
   Increase (decrease) in:
      accrued interest                                        8,919         45,019
      accrued liabilities                                    (1,360)      (425,650)
      accrued liabilities - affiliate                        (8,457)       (38,923)
      deferred rental income                                (48,520)      (158,904)
                                                        -----------    -----------

         Net cash from (used in) operating activities       673,503       (120,841)
                                                        -----------    -----------
Cash flows used in financing activities:
   Principal payments - note payable                       (558,844)      (436,123)
   Distributions paid                                            --     (1,000,000)
                                                        -----------    -----------

         Net cash used in financing activities             (558,844)    (1,436,123)
                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents        114,659     (1,556,964)

Cash and cash equivalents at beginning of period          2,671,041      4,126,851
                                                        -----------    -----------

Cash and cash equivalents at end of period              $ 2,785,700    $ 2,569,887
                                                        ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest             $   179,134    $   197,669
                                                        ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 1998

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

   The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1997 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1997 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1998 and December 31, 1997 and results of operations for the three month periods ended March 31, 1998 and 1997 have been made and are reflected.

NOTE 2 - CASH

   At March 31, 1998, the Partnership had $2,621,474 invested in federal agency discount notes and in reverse repurchase agreements, secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

   Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $4,410,478 are due as follows:



     For the year ending March 31, 1999      $ 3,368,638
                                   2000        1,041,840
                                             -----------

                                  Total      $ 4,410,478
                                             ===========

NOTE 4 - EQUIPMENT

   The following is a summary of equipment owned by the Partnership at March 31, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1998 under contracted lease terms. In the opinion of Equis Financial Group Limited Partnership ("EFG") the acquisition cost of the equipment did not exceed its fair market value.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)




                                     Remaining
                                       Lease
                                       Term        Equipment
  Equipment Type                      (Months)      at Cost
  --------------                      --------      -------
Two McDonnell-Douglas MD-82 (Finnair)   13       $ 13,762,438
One Lockheed L-1011-50 (Aer Lease)       1          7,877,224
Three Boeing 737-2H4 (Southwest)        21          6,355,873
                                                 ------------

                      Total equipment cost         27,995,535

                  Accumulated depreciation        (11,543,276)
                                                 ------------

Equipment, net of accumulated depreciation       $ 16,452,259
                                                 ============


   The cost of each of the Partnership's aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

   See Note 8 regarding the sale of the Partnership's interest in the Lockheed L-1011-50 aircraft subsequent to March 31, 1998.

NOTE 5 - RELATED PARTY TRANSACTIONS

   All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:



                                           1998           1997
                                         -------        --------
   Equipment management fees             $50,680        $ 41,815
   Administrative charges                 13,251           7,095
   Reimbursable operating expenses
       due to third parties               27,921          59,119
                                         -------        --------

                        Total            $91,852        $108,029
                                         =======        ========


   All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1998, the Partnership was owed $61,128 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1998.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


NOTE 6 - NOTES PAYABLE

   Notes payable at March 31, 1998 consisted of installment notes payable to banks of $8,305,463. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.89% and are collateralized by the equipment and assignment of the related lease payments. The installment notes related to the aircraft on lease to Southwest Airlines, Inc. will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the aircraft on lease to Finnair OY of $4,671,150. The carrying amount of notes payable approximates fair value at March 31, 1998.

   The annual maturities of the installment notes payable are as follows:



   For the year ending March 31, 1999     $ 2,828,770
                                 2000       5,476,693
                                          -----------

                                Total     $ 8,305,463
                                          ===========


NOTE 7 - LEGAL PROCEEDINGS

   On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit."

   The Plaintiffs have asserted, among other things, claims against the Defendants on behalf of the Nominal Defendants for violations of the Securities Exchange Act of 1934, common law fraud, breach of contract, breach of fiduciary duty, and violations of the partnership or trust agreements that govern each of the Nominal Defendants. The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breached any fiduciary duties to the Plaintiffs or the Nominal Defendants.

   On March 9, 1998, counsel for the Defendants and the Plaintiffs entered into a Memorandum of Understanding setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Memorandum of Understanding represents a preliminary step towards a comprehensive Stipulation of Settlement between the parties that must be presented to and approved by the Court as a condition precedent to effecting a settlement. The Memorandum of Understanding (i) prescribes a number of conditions necessary to achieving a settlement, including providing the partners (or beneficiaries, as applicable) of the Nominal Defendants with the opportunity to vote on any settlement and (ii) contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Memorandum of Understanding provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national stock exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly-organized equipment leasing programs. To the extent that the parties agree upon a Stipulation of Settlement that is approved by the Court, the complete terms thereof will be communicated to all of the partners (or beneficiaries) of the Nominal Defendants to enable them to vote thereon.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


   There can be no assurance that the parties will agree upon a Stipulation of Settlement, or that it will be approved by the Court, or that the outcome of the voting by the partners (or beneficiaries) of the Nominal Defendants, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in any such settlement. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a Stipulation of Settlement will be agreed upon by the parties and approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

NOTE 8 - SUBSEQUENT EVENT

   On April 29, 1998, at the expiration of the aircraft's lease term, the Partnership sold its proportional interest in a Lockheed L-1011-50 aircraft, previously leased to Aer Lease Limited, to the lessee for net proceeds of $846,300. The Partnership's interest in the aircraft had a net book of $657,843 at March 31, 1998.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Certain statements in this quarterly report of AIRFUND International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements, and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The computer programs of EFG were designed and written using four digits to define the applicable year. As a result, EFG does not anticipate system failure or miscalculations causing disruptions of operations. Based on recent assessments, EFG determined that minimal modification of software is required so that its network operating system will function properly with respect to dates in the year 2000 and thereafter. EFG believes that with these modifications to the existing operating system, the Year 2000 Issue will not pose significant operational problems for its computer systems. EFG will utilize internal resources to upgrade software for Year 2000 modifications and anticipates completing the Year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating system. The total cost of the Year 2000 project is expected to be insignificant and have no effect on the results of operations of the Partnership.

Three months ended March 31, 1998 compared to the three months ended March 31, 1997:

Overview

   As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three used commercial jet aircraft and a proportionate interest in a fourth aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft or sold. At March 31, 1998, the Partnership owned a proportionate interest in six aircraft, all of which were on lease. Upon expiration of the lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements.

Results of Operations

   For the three months ended March 31, 1998, the Partnership recognized lease revenue of $1,013,595 compared to $836,298 for the same period in 1997. The increase in lease revenue from 1997 to 1998 resulted primarily from a 1-year lease agreement which the Partnership entered into with Aer Lease Limited ("Aer Lease") related to its interest in a Lockheed L-1011-50 aircraft. The lease agreement provided for a base rent to the Partnership of $60,450 per month beginning April 27, 1997. During the first quarter of 1997, this aircraft was undergoing heavy maintenance and was not on lease. See Note 8 to the accompanying financial statements regarding the sale of the Partnership's interest in this aircraft subsequent to March 31, 1998.

   The three Boeing 737-2H4 aircraft in which the Partnership holds a proportionate interest are currently on lease to Southwest Airlines, Inc. These leases are scheduled to expire on December 31, 1999 and provide lease

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


revenue of $104,184 per month to the Partnership. Additionally, the two McDonnell-Douglas MD-82 aircraft, in which the Partnership holds a proportionate interest, are currently on lease to Finnair OY. These leases are scheduled to expire on April 28, 1999 and provide lease revenue of $529,608 per quarter to the Partnership. In the future, lease revenue is scheduled to decline due to the sale of the Aer Lease aircraft and the expiration of the lease terms related to the Partnership's remaining aircraft.

   At March 31, 1998, the Partnership held a proportionate ownership interest in the Aer Lease, Southwest and Finnair aircraft (see Note 4 to the financial statements). The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

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

   Interest income for the three month period ending March 31, 1998 was $34,956 compared to $33,923 for the same period in 1997. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

   For the three months ending March 31, 1998 and 1997, the Partnership incurred interest expense of $188,053 and $242,688, respectively. Interest expense in future periods is expected to continue to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

   Management fees were 5% of lease revenue during each of the periods ended March 31, 1998 and 1997, and will not change as a percentage of lease revenue in future periods.

   Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Collectively, operating expenses represented 4.1% of lease revenue during the three months ended March 31, 1998, compared to 7.9% for the same period in 1997. The decrease in operating expenses from 1997 to 1998 reflects expenses incurred in 1997 in connection with the refurbishment on the Partnership's interest in the L-1011-50 aircraft to meet the needs of Aer Lease. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $619,487 for the three months ended March 31, 1998, compared to $625,497 for the same period in 1997.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash inflow of $673,503 for the three months ended March 31, 1998 compared to a net cash outflow of $120,841 for the same period in 1997. The cash outflow in 1997 reflected the expiration of the lease related to the Partnership's interest in the L-1011-50 aircraft and related remarketing costs. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

   The Partnership obtained long-term financing in connection with like-kind exchange transactions involving the acquisition of the Southwest Aircraft and the Finnair Aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, a portion or all of the rental payment will be used to repay principal and interest. The Partnership also has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $4,671,150.

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

   Overall, the future liquidity of the Partnership will be greatly dependent upon the collection of contractual rents and the outcome of residual activities, as well as the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements. The General Partner anticipates that cash proceeds resulting from the collection of contractual rents and the outcome of residual activities will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods is expected to fluctuate widely as the General Partner attempts to remarket the Partnership's aircraft and possibly upgrade certain aircraft to meet the standards of potential successor lessees. Accordingly, the General Partner expects to suspend the declaration of quarterly cash distributions between the periods corresponding to major remarketing events.

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


                     AIRFUND International Limited Partnership


                     By:   AFG Aircraft Management Corporation, a
                           Massachusetts corporation and the General Partner of the Registrant.


                     By:   /s/  Michael J. Butterfield
                           -------------------------------------------
                           Michael J. Butterfield
                           Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
                           Principal Accounting Officer)


                     Date: May 15, 1998
                           -------------------------------------------


                     By:   /s/  Gary Romano
                           -------------------------------------------
                           Gary M. Romano
                           Clerk of AFG Aircraft Management Corporation
                           (Duly Authorized Officer and
                           Principal Financial Officer)


                     Date: May 15, 1998
                           -------------------------------------------