Form 10-Q
period 1998-06-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1998-08-14
CIK 842184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended      June 30, 1998
                              --------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   ----------------------------

For Quarter Ended June 30, 1998                     Commission File No. 0-18368


                    AIRFUND International Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                04-3037350
-------------------------------                          -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)


88 Broad Street, Boston, MA                                  02110
----------------------------------------                  -----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (617) 854-5800
                                                   -----------------------------

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

Yes    X    No
   --------   --------

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

Yes      No
   -----   ------

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                                      INDEX

                                                                           Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
           at June 30, 1998 and December 31, 1997 ..............              3

         Statement of Operations
           for the three and six months ended June 30, 1998
           and 1997 ............................................              4

         Statement of Cash Flows
           for the six months ended June 30, 1998 and 1997 ...                5

         Notes to the Financial Statements ...................               6-8

     Item 2.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations ............              9-11

PART II.  OTHER INFORMATION:

     Items 1 - 6 .............................................                12

                    AIRFUND International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1998 and December 31, 1997

                                   (Unaudited)


                                                                                    June 30,          December 31,
                                                                                      1998                 1997
                                                                                  ----------          -------------

ASSETS

Cash and cash equivalents................................................        $ 3,617,298           $  2,671,041
Rents receivable.........................................................            204,338                121,626
Equipment at cost, net of accumulated depreciation
  of $4,835,438 and $10,923,789 at June 30, 1998
  and December 31, 1997, respectively....................................         15,282,873             17,071,746
                                                                                ------------          -------------
  Total assets...........................................................        $19,104,509          $  19,864,413
                                                                                ------------          -------------
                                                                                ------------          -------------


LIABILITIES AND PARTNERS' CAPITAL

Notes payable............................................................        $ 7,735,573           $  8,864,307
Accrued interest.........................................................            112,521                 98,052
Accrued liabilities......................................................            320,528                  8,250
Accrued liabilities - affiliate..........................................                 --                 36,219
Deferred rental income...................................................            164,767                213,287
                                                                                ------------          -------------
  Total liabilities......................................................          8,333,389              9,220,115
                                                                                ------------          -------------
Partners' capital (deficit):
  General Partner........................................................         (1,160,440)            (1,166,781)

  Limited Partnership Interests
   (3,040,000 Units; initial purchase price of $25 each).................         11,931,560             11,811,079
                                                                                ------------          -------------
  Total partners' capital................................................         10,771,120             10,644,298
                                                                                ------------          -------------
  Total liabilities and partners' capital................................       $ 19,104,509          $  19,864,413
                                                                                ------------          -------------
                                                                                ------------          -------------


                       The accompanying notes are an integral part of
                             these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1998 and 1997

                                   (Unaudited)

                                                           Three Months                           Six Months
                                                           Ended June 30,                        Ended June 30,
                                                        1998          1997                    1998             1997
                                                     ----------    ----------              -----------       ---------
Income:

  Lease revenue................................    $  907,393      $  969,104             $  1,920,988     $  1,805,402
  Interest income..............................        40,020          30,261                   74,976           64,184
  Gain on sale of equipment....................       188,018              --                  188,018               --
                                                   ----------      ----------             ------------     ------------
      Total income.............................     1,135,431         999,365                2,183,982        1,869,586
                                                   ----------      ----------             ------------     ------------
                                                   ----------      ----------             ------------     ------------
Expenses:

  Depreciation.................................       511,104         625,497                1,130,591        1,250,994
  Interest expense.............................       173,634         229,473                  361,687          472,161
  Equipment management fees
  - affiliate..................................        45,369          48,455                   96,049           90,270
  Operating expenses - affiliate...............       427,661         108,920                  468,833          175,134
                                                   ----------      ----------             ------------     ------------
      Total expenses...........................     1,157,768       1,012,345                2,057,160       1,988,559
                                                   ----------      ----------             ------------     ------------
Net income (loss)..............................    $  (22,337)     $  (12,980)              $  126,822     $  (118,973)
                                                   ----------      ----------             ------------     ------------
                                                   ----------      ----------             ------------     ------------
Net income (loss)
  per limited partnership unit$ ...............         (0.01)     $      --                $     0.04     $     (0.04)
                                                   ----------      ----------             ------------     ------------
                                                   ----------      ----------             ------------     ------------

                     The accompanying notes are an integral part of
                             these financial statements.

                       AIRFUND International Limited Partnership
                                 STATEMENT OF CASH FLOWS
                    for the six months ended June 30, 1996 and 1997
                                     (Unaudited)




                                                            1998            1997
                                                        ------------    -----------

Cash flows from (used in) operating activities:
Net income (loss) ..................................    $   126,822     $  (118,973)

Adjustments to reconcile net income (loss) to
  net cash from operating activities:
      Depreciation .................................      1,130,591       1,250,994
      Gain on sale of equipment ....................       (188,018)           --

Changes in assets and liabilities
  Increase in:
      rents receivable .............................        (82,712)       (134,433)
      accounts receivable - affiliate ..............           --           (91,410)
Increase (decrease) in:
      accrued interest .............................         14,469          10,279
      accrued liabilities ..........................        312,278        (427,400)
      accrued liabilities - affiliate ..............        (36,219)        (35,968)
      deferred rental income .......................        (48,520)         60,268
                                                        -----------     -----------
       Net cash from operating activities .........      1,228,691         513,357
                                                        -----------     -----------
Cash flows from investing activities:
  Proceeds from equipment sale .....................        846,300            --
                                                        -----------     -----------
      Net cash from investing activities ...........        846,300            --
                                                        -----------     -----------
Cash flows used in financing activities:
  Principal payments - notes payable ...............     (1,128,734)     (2,118,254)
                                                        -----------     -----------
        Net cash used in financing activities ......     (1,128,734)     (2,118,254)
                                                        -----------     -----------
Net increase (decrease) in cash and cash equivalents        946,257      (1,604,897)

Cash and cash equivalents at beginning of period ...      2,671,041       4,126,851
                                                        -----------     -----------

Cash and cash equivalents at end of period .........    $ 3,617,298     $ 2,521,954
                                                        -----------     -----------
                                                        -----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .........    $   347,218     $   461,882
                                                        -----------     -----------
                                                        -----------     -----------


                  The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership
                        Notes to the Financial Statements

                                  June 30, 1998
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six months ended June 30, 1998 and 1997 have been made and are reflected.

NOTE 2 - CASH

     At June 30, 1998, the Partnership had $3,511,554 invested in federal agency discount notes and in reverse repurchase agreements, secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,568,318 are due as follows:


       For the year ending June 30, 1999         $    2,839,030
                                    2000                729,288
                                                 --------------

                                    Total         $    3,568,318
                                                  --------------
                                                  --------------

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1998 under contracted lease terms. In the opinion of Equis Financial Group Limited Partnership ("EFG") the acquisition cost of the equipment did not exceed its fair market value.



                                                                        Remaining
                                                                        Lease Term       Equipment
       Equipment Type                                                   (Months)          at Cost
------------------------------------                                 -------------    ------------
Two McDonnell-Douglas MD-82 (Finnair) ...........................              10     $ 13,762,438
Three Boeing 737-2H4 (Southwest) ................................              18        6,355,873
                                                                                      ------------
                                Total equipment cost ............                       20,118,311

                            Accumulated depreciation ............                      (4,835,438)
                                                                                     ------------
           Equipment, net of accumulated depreciation ...........                     $ 15,282,873
                                                                                     ------------
                                                                                     ------------


                    AIRFUND International Limited Partnership
                        Notes to the Financial Statements

                                  (Continued)

     The cost of each of the Partnership's aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     On April 29, 1998, at the expiration of the aircraft's lease term, the Partnership sold its proportional interest in a Lockheed L-1011-50 aircraft, previously leased to Aer Lease Limited, to the lessee for net proceeds of $846,300. The Partnership's interest in the aircraft had a net book of $658,282 at the time of sale, resulting in the recognition of a gain on sale, for financial statement purposes, of $188,018.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended June 30, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                        1998        1997
                                      --------    --------

Equipment management fees ........    $ 96,049    $ 90,270
Administrative charges ...........      26,502      23,286
Reimbursable operating expenses
  due to third parties ...........     442,331     151,848
                                      --------    --------

  Total ..........................    $564,882    $265,404
                                      --------    --------
                                      --------    --------


NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1998 consisted of installment notes payable to banks of $7,735,573. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.89% and are collateralized by the equipment and assignment of the related lease payments. The installment notes related to the aircraft on lease to Southwest Airlines, Inc. will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the aircraft on lease to Finnair OY of $4,671,150. The carrying amount of notes payable approximates fair value at June 30, 1998.

     The annual maturities of the installment notes payable are as follows:

     For the year ending June 30, 1999           $      7,125,944
                                  2000                    609,629
                                                 ----------------

                                  Total          $      7,735,573
                                                 ----------------
                                                 ----------------


NOTE 7 - LEGAL PROCEEDINGS

     On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and

                    AIRFUND International Limited Partnership
                        Notes to the Financial Statements

                                  (Continued)

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement.

     The Stipulation of Settlement was filed with the Court on July 23, 1998 and remains pending. Ultimately, the Court must review and approve the Stipulation of Settlement prior to its becoming effective. The Stipulation of Settlement contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Stipulation of Settlement provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national securities exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly organized equipment leasing programs. The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement, including providing the partners of the Exchange Partnerships with the opportunity to vote on the participation of their partnership in the restructuring. To the extent that the Stipulation of Settlement is approved by the Court, the complete terms thereof will be communicated to all of the partners of the Exchange Partnerships to enable them to vote on the restructuring.

     There can be no assurance that the Stipulation of Settlement will be approved by the Court, or that the outcome of the voting by the partners of the Exchange Partnerships, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in the restructuring. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that the Stipulation of Settlement will be approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report of AIRFUND International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements, and the ability of Equis Financial Group Limited Partnership, (formerly American Finance Group) ("EFG"), to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

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

Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997:

Overview

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three used commercial jet aircraft and a proportionate interest in a fourth aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft or sold. At June 30, 1998, the Partnership owned a proportionate interest in five aircraft, all of which were on lease. Upon expiration of the lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements.

Results of Operations

     For the three and six months ended June 30, 1998, the Partnership recognized lease revenue of $907,393 and $1,920,988 compared to $969,104 and $1,805,402 for the same periods in 1997. The increase in lease revenue for the six months endedJune 30, 1998 compared to the same period in 1997 resulted primarily from a 1-year lease agreement which the Partnership entered into with Aer Lease Limited ("Aer Lease") related to its interest in a Lockheed L-1011-50 aircraft. The lease agreement provided for a base rent to the Partnership of $60,450 per month beginning April 27, 1997. In 1997, prior to the commencement of this 1-year lease, this aircraft was undergoing heavy maintenance and was not on lease. On April 29, 1998, at the expiration of the aircraft's lease term, the Partnership sold its proportional interest in this aircraft to Aer Lease for net proceeds of $846,300. The Partnership's interest in the aircraft had a net book value of $658,282 at the time of sale, resulting in the recognition of a net gain on sale, for financial statement purposes, of $188,018. There were no other equipment sales during either of the six month periods ending June 30, 1998 and 1997.

     The three Boeing 737-2H4 aircraft (the "Southwest Aircraft") in which the Partnership holds a proportionate interest are currently on lease to Southwest Airlines, Inc. These leases are scheduled to expire on December 31, 1999 and provide lease revenue of $104,184 per month to the Partnership. Additionally, the two McDonnell-Douglas MD-82 aircraft (the "Finnair Aircraft"), in which the Partnership holds a proportionate interest, are currently on lease to Finnair OY. These leases are scheduled to expire on April 28, 1999 and provide lease revenue of $529,608 per quarter to the Partnership. In the future, lease revenue is scheduled to decline due to the sale of the Aer Lease aircraft and the expiration of the lease terms related to the Partnership's remaining aircraft.

     At June 30, 1998, the Partnership held a proportionate ownership interest in the Southwest and Finnair Aircraft (see Note 4 to the financial statements). The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

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

     The total economic value realized upon final disposition of each aircraft is comprised of all primary lease term revenue generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the aircraft on a re-lease, renewal or month-to-month basis. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the aircraft.

     Interest income for the three and six month periods ending June 30, 1998 was $40,020 and $74,976 compared to $30,261 and $64,184 for the same period in 1997. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

     For the three and six months ending June 30, 1998, the Partnership incurred interest expense of $173,634 and $361,687, respectively, compared to $229,473 and $472,161 for the same periods in 1997. Interest expense in future periods is expected to continue to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the three and six month periods ended June 30, 1998 and 1997, and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Operating expenses were $427,661 and $468,333 for the three and six months ended June 30, 1998, respectively, compared to $108,920 and $175,134 for the same periods in 1997. During the six months ended June 30, 1998, the Partnership incurred or accrued approximately $334,000 for certain legal and administrative expenses related to the Class Action Lawsuit described in Note 7 to the accompanying financial statements. In 1997, operating expenses included refurbishment costs incurred in connection with the Partnership's interest in the L-1011-50 aircraft to meet the needs of Aer Lease. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $511,104 and $1,130,591 for the three and six months ended June 30, 1998, compared to $625,497 and $1,250,994 for the same periods in 1997.

Liquidity and Capital Resources and Discussion of Cash Flows


     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,228,691 and $513,357 for the six months ended June 30, 1998 and 1997, respectively. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     Cash realized from aircraft disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the six months ended June 30,1998, the Partnership realized net cash proceeds of $846,300. No aircraft sales occurred during the corresponding period in 1997. Such proceeds related to the sale, to Aer Lease, of the Partnership's interest in the L-1011-50 aircraft. Future inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

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

     Overall, the future liquidity of the Partnership will be greatly dependent upon the collection of contractual rents and the outcome of residual activities, as well as the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements. The General Partner anticipates that cash proceeds resulting from the collection of contractual rents and the outcome of residual activities will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods is expected to fluctuate widely as the General Partner attempts to remarket the Partnership's aircraft and possibly upgrade certain aircraft to meet the standards of potential successor lessees. Accordingly, the General Partner expects to continue to suspend the declaration of quarterly cash distributions between the periods corresponding to major remarketing events.

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

                        AIRFUND International Limited Partnership

                  By:   AFG Aircraft Management Corporation, a
                        Massachusetts corporation and the General
                        Partner of the Registrant.

                  By:   /s/  Michael J. Butterfield
                        ------------------------------------------------
                        Michael J. Butterfield

                        Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
                        Principal Accounting Officer)

                  Date: August 14, 1998
                        ------------------------------------------------


                  By:   /s/  Gary Romano
                        ------------------------------------------------
                        Gary M. Romano

                        Clerk of AFG Aircraft Management Corporation
                        (Duly Authorized Officer and
                        Principal Financial Officer)

                  Date: August 14, 1998
                        ------------------------------------------------