Form 10-Q
period 1999-03-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1999-05-14
CIK 842184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1999
                              -------------------------------------------------

                                               OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------------------

For Quarter Ended March 31, 1999                    Commission File No. 0-18368

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                             04-3037350
-------------------------------------                     ---------------------
(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                          Identification No.)

88 BROAD STREET, BOSTON, MA                               02110
----------------------------------------                  ---------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  -----------------------------

-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ----     ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes       No
                                                      -----    -----

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                                      INDEX



                                                                                               PAGE
                                                                                             --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at March 31, 1999 and December 31, 1998                                            3

         Statement of Operations
              for the three months ended March 31, 1999 and 1998                                 4

         Statement of Cash Flows
              for the three months ended March 31, 1999 and 1998                                 5

         Notes to the Financial Statements                                                    6-10


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                            11-15


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                16


                    AIRFUND International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1999 and December 31, 1998

                                   (Unaudited)


                                                                March 31,     December 31,
                                                                  1999           1998
                                                             -------------   -------------
ASSETS

Cash and cash equivalents                                    $  3,448,800    $  3,540,736

Rents receivable                                                     --           104,184

Equipment at cost, net of accumulated depreciation of
     $6,368,311 and $5,857,207 at March 31, 1999
     and December 31, 1998, respectively                       13,750,000      14,261,104
                                                             -------------   -------------

         Total assets                                        $ 17,198,800    $ 17,906,024
                                                             -------------   -------------
                                                             -------------   -------------
LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                $  5,476,688    $  6,279,100
Accrued interest                                                   67,731          83,223
Accrued liabilities                                               251,800         288,500
Accrued liabilities - affiliate                                    27,461          20,698
Deferred rental income                                            164,767         158,882
                                                             -------------   -------------

         Total liabilities                                      5,988,447       6,830,403
                                                             -------------   -------------

Partners' capital (deficit):
     General Partner                                           (1,138,478)     (1,145,215)
     Limited Partnership Interests
     (3,040,000 Units; initial purchase price of $25 each)     12,348,831      12,220,836
                                                             -------------   -------------

         Total partners' capital                               11,210,353      11,075,621
                                                             ------------    ------------

         Total liabilities and partners' capital             $ 17,198,800    $ 17,906,024
                                                             -------------   -------------
                                                             -------------   -------------


                   The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)


                                                 1999        1998
                                             ----------   ----------
Income:

     Lease revenue                           $  836,275   $1,013,595

     Interest income                             37,947       34,956
                                             ----------   ----------

         Total income                           874,222    1,048,551
                                             ----------   ----------


Expenses:

     Depreciation                               511,104      619,487

     Interest expense                           128,440      188,053

     Equipment management fees - affiliate       41,814       50,680

     Operating expenses - affiliate              58,132       41,172
                                             ----------   ----------

         Total expenses                         739,490      899,392
                                             ----------   ----------

Net income                                   $  134,732   $  149,159
                                             ----------   ----------
                                             ----------   ----------

Net income per limited partnership unit      $     0.04   $     0.05
                                             ----------   ----------
                                             ----------   ----------


                   The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)


                                                                                  1999          1998
                                                                             -----------    -----------
Cash flows from (used in) operating activities:
Net income                                                                   $   134,732    $   149,159

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                            511,104        619,487

Changes in assets and liabilities Decrease (increase) in:
         Rents receivable                                                        104,184         15,403
         Accounts receivable - affiliate                                            --          (61,128)
     Increase (decrease) in:
         Accrued interest                                                        (15,492)         8,919
         Accrued liabilities                                                     (36,700)        (1,360)
         Accrued liabilities - affiliate                                           6,763         (8,457)
         Deferred rental income                                                    5,885        (48,520)
                                                                             -----------    -----------

              Net cash from operating activities                                 710,476        673,503
                                                                             -----------    -----------

Cash flows used in financing activities:
     Principal payments - notes payable                                         (802,412)      (558,844)
                                                                             -----------    -----------

              Net cash used in financing activities                             (802,412)      (558,844)
                                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents                             (91,936)       114,659

Cash and cash equivalents at beginning of period                               3,540,736      2,671,041
                                                                             -----------    -----------

Cash and cash equivalents at end of period                                   $ 3,448,800    $ 2,785,700
                                                                             -----------    -----------
                                                                             -----------    -----------

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                $   143,932    $   179,134
                                                                             -----------    -----------
                                                                             -----------    -----------


                   The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 1999

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1998 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1998 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1999 and December 31, 1998 and results of operations for the three month periods ended March 31, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 1999, the Partnership had $3,337,601 invested in federal agency discount notes and in reverse repurchase agreements, secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,940,727 are due as follows:

        For the year ending March 31, 2000      $    2,888,489
                                      2001           1,052,238
                                                     ---------

                                      Total     $    3,940,727
                                                     ---------
                                                     ---------


     In December 1998, the Partnership and the other affiliated leasing programs owning interests in two McDonnell Douglas MD-82 aircraft entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $2,899,000 to the Partnership. The lease revenue from these lease extensions is included in the future minimum rents summary above.


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1999 under contracted lease terms. In the opinion of Equis Financial Group Limited Partnership ("EFG") the acquisition cost of the equipment did not exceed its fair market value.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


                                                        REMAINING
                                                          LEASE
                                                          TERM              EQUIPMENT
            EQUIPMENT TYPE                               (MONTHS)             AT COST
-------------------------------------                   ----------        --------------
Two McDonnell-Douglas MD-82 (Finnair)                   10-25             $   13,762,438
Three Boeing 737-2H4 (Southwest)                            9                  6,355,873
                                                                          --------------

                                         Total equipment cost                 20,118,311

                                     Accumulated depreciation                 (6,368,311)
                                                                          --------------
                   Equipment, net of accumulated depreciation             $   13,750,000
                                                                          --------------
                                                                          --------------


     The cost of each of the Partnership's aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     All of the remaining aircraft summarized above and related lease payment streams were used to secure term loans with third-party lenders (see Note 6).

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                                1999                   1998
                                                            -----------            -----------
     Equipment management fees                              $    41,814            $    50,680
     Administrative charges                                      13,251                 13,251
     Reimbursable operating expenses
         due to third parties                                    44,881                 27,921
                                                            -----------            -----------

                                     Total                  $    99,946            $    91,852
                                                            -----------            -----------
                                                            -----------            -----------


     All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership.


NOTE 6 - NOTES PAYABLE

     Notes payable at March 31, 1999 consisted of installment notes payable to banks of $5,476,688. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.89% and are collateralized by the equipment and assignment of the related lease payments. The installment notes related to the aircraft on lease to Southwest Airlines, Inc. will be fully amortized by noncancellable rents. The Partnership has a balloon

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

payment obligation at the expiration of the primary lease term related to the aircraft on lease to Finnair OY of $4,671,150 (see Note 8 regarding the extension of the maturity date of the Finnair indebtedness in April 1999). The carrying amount of notes payable approximates fair value at March 31, 1999. All of the Partnership's notes payable are scheduled to mature during the year ending March 31, 2000.


NOTE 7 - LEGAL PROCEEDINGS

     In January 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit".

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and superseded a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998 and was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order"). Prior to issuing a final order, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff class members in the Class Action Lawsuit will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing. Since first executing the Stipulation of Settlement, the Court has scheduled two fairness hearings, the first on December 11, 1998 and the second on March 19, 1999, each of which was postponed because of delays in finalizing certain information materials that are subject to regulatory review prior to being distributed to investors.

     On March 15, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 15, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. This revision is expected to expedite the settlement of one sub-class by the middle of 1999. However, the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), is expected to remain pending for a longer period due, in part, to the complexity of the proposed settlement pertaining to this class.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

     Specifically, the settlement of the second sub-class is premised on the consolidation of the Exchange Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). Under the proposed Consolidation, the partners of the Exchange Partnerships would receive both common stock in Newco and a cash distribution; and thereupon the Exchange Partnerships would be dissolved. In addition, EFG would contribute certain management contracts, operations personnel, and business opportunities to Newco and cancel its current management contracts with all of the Exchange Partnerships. Newco would operate as a finance company specializing in the acquisition, financing and servicing of equipment leases for its own account and for the account of others on a contract basis. Newco also would use its best efforts to list its shares on the NASDAQ National Market or another national exchange or market as soon after the Consolidation as Newco deems that market conditions and its business operations are suitable for listing its shares and Newco has satisfied all necessary regulatory and listing requirements. The potential benefits and risks of the Consolidation will be presented in a Solicitation Statement that will be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process is completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998 and remains pending. Class members will be notified of the actual fairness hearing date when it is confirmed.

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution referenced above in connection with the proposed Consolidation.

     In the absence of the Court's authorization to enter into such activities, the Partnership's Restated Agreement, as amended, would not permit new investment activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Accordingly, to the extent that the Partnership invests in new equipment, the Manager (being EFG) will (i) defer, until the earlier of the effective date of the Consolidation or December 31, 1999, any acquisition fees resulting therefrom and (ii) limit its management fees on all such assets to 2% of rental income. In the event that the Consolidation is consummated, all such acquisition and management fees will be paid to Newco. To the extent that the Partnership invests in other business activities not consisting of equipment acquisitions, the Manager will forego any acquisition fees and management fees related to such investments. In the event that the Partnership has acquired new investments, but the Partnership does not participate in the Consolidation, Newco will acquire such new investments for an amount equal to the Partnership's net equity investment plus an annualized return thereon of 7.5%. Finally, in the event that the Partnership has acquired new investments and the Consolidation is not effected, the General Partner will use its best efforts to divest all such new investments in an orderly and timely fashion and the Manager will cancel or return to the Partnership any acquisition or management fees resulting from such new investments.

     The Amended Stipulation and previous Stipulation of Settlement prescribe certain conditions necessary to effecting final settlements, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $81,000, all of which was accrued and expensed by the Partnership in 1998. In addition, the Partnership's share of fees and expenses related to the proposed Consolidation is estimated to be approximately $255,000, all of which was also accrued and expensed by the Partnership in 1998.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

     While the Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22 Order permits the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20 Order which enjoined the General Partners of the Exchange Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

     There can be no assurance that settlement of either sub-class of the Class Action Lawsuit will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that final settlements of each sub-class will be achieved. However, in the absence of final settlements approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.


NOTE 8 - SUBSEQUENT EVENT

     On April 29, 1999, the Partnership and certain affiliated investment programs (collectively, the "Programs") entered into agreements with a third-party lender to extend the maturity date of the Programs' indebtedness related to the two aircraft leased to Finnair OY (the "Finnair Aircraft"). Under the existing loan agreements, the Programs had balloon payment obligations scheduled to mature in April 1999. Consistent with the extension terms of the lease agreements related to the Finnair Aircraft (see Note 3), the maturity dates of the indebtedness were extended to January 2000 and April 2001, respectively. The Partnership will have balloon payment obligations related to this indebtedness on the respective maturity dates of $1,654,607 and $441,154.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this annual report of AIRFUND International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements, the collection of all rents due under the Partnership's lease agreements and remarketing of the Partnership's equipment.

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed substantially all of its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four-digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems would be Year 2000 compliant by the end of 1998.

     Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Partnership's results of operations, liquidity, or financial position. The Partnership's equipment leases were structured as triple net leases, meaning that the lessees are responsible for, among other things, (i) maintaining and servicing all equipment during the lease term, (ii) ensuring that all equipment functions properly and is returned in good condition, normal wear and tear excepted, and (iii) insuring the assets against casualty and other events of loss. Non-compliance with lease terms on the part of a lessee, including failure to address Year 2000 Issues could result in lost revenues and impairment of residual values of the Partnership's equipment assets under a worst-case scenario.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998:

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three used commercial jet aircraft and a proportionate interest in a fourth aircraft, which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At March 31, 1999, the Partnership owned a proportionate interest in five aircraft. All of the Partnership's aircraft are currently on lease. Upon expiration of the lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2004.

RESULTS OF OPERATIONS

     For the three months ended March 31, 1999, the Partnership recognized lease revenue of $836,275 compared to $1,013,595 for the same period in 1998. The decrease in lease revenue from 1998 to 1999 is the result of the sale in April 1998 of the Partnership's interest in a Lockheed L-1011-50 aircraft. In the future, the Partnership's aggregate lease revenue is expected to decline due to aircraft sales and the expiration of the lease terms related to the Partnership's remaining aircraft.

     The three Boeing 737-2H4 aircraft (the "Southwest Aircraft") in which the Partnership holds a proportionate interest are currently on lease to Southwest Airlines, Inc. These leases are scheduled to expire on December 31, 1999 and provide lease revenue of $104,184 per month to the Partnership. The two McDonnell-Douglas MD-82 aircraft (the "Finnair Aircraft"), in which the Partnership holds a proportionate interest, are currently on lease to Finnair OY. These leases, which provide lease revenue of $529,608 per quarter to the Partnership, were scheduled to expire on April 28, 1999, but have been extended (see additional discussion below).

     At March 31, 1999, the Partnership held a proportionate ownership interest in the Southwest and Finnair aircraft (see Note 4 to the financial statements). The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

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

     Interest income for the three-month period ending March 31, 1999 was $37,947 compared to $34,956 for the same period in 1998. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

     For the three months ending March 31, 1999 and 1998, the Partnership incurred interest expense of $128,440 and $188,053, respectively. Interest expense in future periods is expected to continue to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended March 31, 1999 and 1998.

     Operating expenses were $58,132 and $41,172 for the three months ended March 31, 1999 and 1998, respectively. Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and other remarketing expenses. Depreciation expense was $511,104 for the three months ended March 31, 1999, compared to $619,487 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash inflow of $710,476 and $673,503 for the three months ended March 31, 1999 and 1998, respectively. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to facilitate the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     At March 31, 1999, the Partnership was due aggregate future minimum lease payments of $3,940,727 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $5,476,688 (see Note 6 to the financial statements). At the expiration of the individual primary lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will need cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses.

     In December 1998, the Partnership and the other affiliated leasing programs owning interests in the Finnair Aircraft entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $2,899,000 to the Partnership (see Note 3 to the financial statements).

     The Partnership obtained long-term financing in connection with the Southwest Aircraft and the Finnair Aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, the rental payment will be used to repay principal and interest. The Partnership also has balloon payment obligations at the expiration of the primary lease term related to the Finnair Aircraft of $4,671,150. All of the Partnership's indebtedness matures in the year ended March 31, 2000 (see Note 8 to the financial statements regarding the extension of the maturity date of the Finnair indebtedness in April 1999).

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

     Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum air worthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. Individually, these repairs can cost in excess of $1 million and, collectively; they could require the disbursement of several million dollars, depending upon the extent of refurbishment. In addition, the Partnership's equipment portfolio includes an interest in three Stage 2 aircraft having scheduled lease expiration dates of December 31, 1999. These aircraft are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 737s, can approach $2 million. Although the Partnership is not required to retro-fit its aircraft with hush-kits, insufficient liquidity could jeopardize the re-marketing of these aircraft and risk their disposal at a depressed value at a time when a better economic return would be realized from refurbishing the aircraft and re-leasing them to another user. Collectively, the aggregation of the Partnership's potential liquidity needs related to aircraft and other working capital requirements could be significant. Accordingly, the General Partner has maintained significant cash reserves within the Partnership in order to minimize the risk of a liquidity shortage.

     Finally, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 7 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership continues to own aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect to declare any distributions to the Partners. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 7 to the accompanying financial statements.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each aircraft at its disposal date. No distributions were declared for either of the three months ended March 31, 1999 or 1998.

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 6 to the financial statements presented in the Partnership's 1998 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the difference between distributions (declared vs. paid) for income tax and financial reporting purposes, if any. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Amended and Restated Agreement and Certificate of Limited Partnership, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The future liquidity of the Partnership will be influenced by, among other factors, prospective market conditions, aircraft refurbishment requirements (discussed above), the ability of EFG to manage and remarket the Partnership's aircraft, and many other events and circumstances, that could enhance or detract from individual aircraft yields and the collective performance of the Partnership's aircraft portfolio. However, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations.

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


                      Date:   May 14, 1999
                              -------------------------------------------------



                      By:     /s/ Gary M. Romano
                              -------------------------------------------------
                               Gary M. Romano
                               Clerk of AFG Aircraft Management Corporation
                               (Duly Authorized Officer and
                               Principal Financial Officer)


                      Date:   May 14, 1999
                              -------------------------------------------------