Form 10-Q
period 1999-06-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1999-08-13
CIK 842184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended      JUNE 30, 1999
                               ------------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

                               ___________________


For Quarter Ended June 30, 1999                Commission File No. 0-18368


                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                    04-3037350
-------------------------------                  ------------------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                   Identification No.)

88 BROAD STREET, BOSTON, MA                      02110
-------------------------------                  ------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                   ----------------------------

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X  /  No /   /

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

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                                      INDEX


                                                                                      Page
                                                                                      ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
           at June 30, 1999 and December 31, 1998                                        3

         Statement of Operations
           for the three and six months ended June 30, 1999 and 1998                     4

         Statement of Cash Flows
           for the six months ended June 30, 1999 and 1998                               5

         Notes to the Financial Statements                                            6-10


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                    11-16


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                        17



                    AIRFUND International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1999 and December 31, 1998

                                   (Unaudited)



                                                                  June 30,            December 31,
                                                                    1999                  1998
                                                                ------------          ------------

ASSETS

Cash and cash equivalents                                       $  3,361,620          $  3,540,736

Rents receivable                                                     104,184               104,184

Equipment at cost, net of accumulated depreciation
  of $6,879,416 and $5,857,207 at June 30, 1999
  and December 31, 1998, respectively                             13,238,895            14,261,104
                                                                ------------          ------------

          Total assets                                          $ 16,704,699          $ 17,906,024
                                                                ------------          ------------
                                                                ------------          ------------


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                   $  4,854,394          $  6,279,100
Accrued interest                                                      61,506                83,223
Accrued liabilities                                                  236,877               288,500
Accrued liabilities - affiliate                                       52,796                20,698
Deferred rental income                                               170,088               158,882
                                                                ------------          ------------

          Total liabilities                                        5,375,661             6,830,403
                                                                ------------          ------------

Partners' capital (deficit):
  General Partner                                                 (1,132,544)           (1,145,215)
  Limited Partnership Interests
  (3,040,000 Units; initial purchase price of $25 each)           12,461,582            12,220,836
                                                                ------------          ------------

          Total partners' capital                                 11,329,038            11,075,621
                                                                ------------          ------------

          Total liabilities and partners' capital               $ 16,704,699          $ 17,906,024
                                                                ------------          ------------
                                                                ------------          ------------



                  The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1999 and 1998

                                   (Unaudited)


                                                            Three Months                         Six Months
                                                           Ended June 30,                      Ended June 30,
                                                       1999              1998              1999              1998
                                                  --------------    --------------    --------------    --------------
Income:

    Lease revenue                                 $   835,093         $   907,393          $ 1,671,368         $ 1,920,988

    Interest income                                    38,170              40,020               76,117              74,976

    Gain on sale of equipment                            --               188,018                 --               188,018
                                                  -----------         -----------          -----------         -----------

        Total income                                  873,263           1,135,431            1,747,485           2,183,982
                                                  -----------         -----------          -----------         -----------


Expenses:

    Depreciation                                      511,105             511,104            1,022,209           1,130,591

    Interest expense                                  107,712             173,634              236,152             361,687

    Equipment management fees - affiliate              41,754              45,369               83,568              96,049

    Operating expenses - affiliate                     94,007             427,661              152,139             468,833
                                                  -----------         -----------          -----------         -----------

        Total expenses                                754,578           1,157,768            1,494,068           2,057,160
                                                  -----------         -----------          -----------         -----------

Net income (loss)                                 $   118,685         $   (22,337)         $   253,417         $   126,822
                                                  -----------         -----------          -----------         -----------
                                                  -----------         -----------          -----------         -----------
Net income (loss)
  per limited partnership unit                    $      0.04         $     (0.01)         $      0.08         $      0.04
                                                  -----------         -----------          -----------         -----------
                                                  -----------         -----------          -----------         -----------



                  The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998

                                   (Unaudited)



                                                                    1999                  1998
                                                                ------------          ------------
Cash flows from (used in) operating activities:
Net income                                                      $    253,417          $    126,822

Adjustments to reconcile net income to net cash
  from operating activities:
         Depreciation                                              1,022,209             1,130,591
         Gain on sale of equipment                                      --                (188,018)

Changes in assets and liabilities Increase in:
         Rents receivable                                               --                 (82,712)
    Increase (decrease) in:
         Accrued interest                                            (21,717)               14,469
         Accrued liabilities                                         (51,623)              312,278
         Accrued liabilities - affiliate                              32,098               (36,219)
         Deferred rental income                                       11,206               (48,520)
                                                                ------------          ------------

             Net cash from operating activities                    1,245,590             1,228,691
                                                                ------------          ------------

Cash flows from investing activities:
    Proceeds from equipment sale                                        --                 846,300
                                                                ------------          ------------

             Net cash from investing activities                         --                 846,300
                                                                ------------          ------------

Cash flows used in financing activities:
    Principal payments - notes payable                            (1,424,706)           (1,128,734)
                                                                ------------          ------------

             Net cash used in financing activities                (1,424,706)           (1,128,734)
                                                                ------------          ------------

Net increase (decrease) in cash and cash equivalents                (179,116)              946,257

Cash and cash equivalents at beginning of period                   3,540,736             2,671,041
                                                                ------------          ------------

Cash and cash equivalents at end of period                      $  3,361,620          $  3,617,298
                                                                ------------          ------------
                                                                ------------          ------------



Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                    $    257,869          $    347,218
                                                                ------------          ------------
                                                                ------------          ------------



                  The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership
                        Notes to the Financial Statements

                                  June 30, 1999
                                   (Unaudited)



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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six month periods ended June 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH AND CASH EQUIVALENTS

     At June 30, 1999, the Partnership had $3,333,588 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,100,313 are due as follows:



        For the year ending June 30, 2000       $    2,311,134
                                     2001              789,179
                                                --------------
                                    Total       $    3,100,313
                                                --------------
                                                --------------



     In December 1998, the Partnership and certain affiliated leasing programs owning interests in two McDonnell Douglas MD-82 aircraft entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $2,899,000 to the Partnership over the terms of the leases.


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1999 under contracted lease terms. In the opinion of Equis Financial Group Limited Partnership ("EFG") the acquisition cost of the equipment did not exceed its fair market value.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)



                                                        Remaining
                                                          Lease
                                                          Term                Equipment
           Equipment Type                                (Months)               At Cost
---------------------------------------                 ---------         ---------------

Two McDonnell-Douglas MD-82 (Finnair)                    7-22             $   13,762,438
Three Boeing 737-2H4 (Southwest)                            6                  6,355,873
                                                                          --------------

                                         Total equipment cost                 20,118,311

                                     Accumulated depreciation                 (6,879,416)
                                                                          --------------
                   Equipment, net of accumulated depreciation             $   13,238,895
                                                                          --------------
                                                                          --------------



     The cost of each of the Partnership's aircraft represents proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     All of the remaining aircraft summarized above and related lease payment streams were used to secure term loans with third-party lenders (see Note 6).


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended June 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                                1999                   1998
                                                            -----------            -----------

     Equipment management fees                              $    83,568            $    96,049
     Administrative charges                                      45,619                 26,502
     Reimbursable operating expenses
         due to third parties                                   106,520                442,331
                                                            -----------            -----------

                                     Total                  $   235,707            $   564,882
                                                            -----------            -----------
                                                            -----------            -----------



     All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership.

     Administrative charges represent amounts owed to EFG, pursuant to Section
10.4 of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the six months ended June 30, 1999 include adjustments for 1998 actual costs of approximately $13,000 and $9,000, respectively.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1999 consisted of installment notes payable to banks of $4,854,394. All of the installment notes are non-recourse, with interest rates ranging between 8.09% and 8.65% and are collateralized by the equipment and assignment of the related lease payments. The installment notes related to the aircraft on lease to Southwest Airlines, Inc. will be fully amortized by noncancellable rents. The Partnership has balloon payment obligations at the expiration of the renewal lease terms related to the aircraft on lease to Finnair OY of $1,654,607 and $441,154. This indebtedness matures in January 2000 and April 2001, respectively. The carrying amount of notes payable approximates fair value at June 30, 1999.

     The annual maturities of the installment notes payable are as follows:



     For the year ending June 30, 2000                $    3,689,927
                                  2001                     1,164,467
                                                      --------------
                                 Total                $    4,854,394
                                                      --------------
                                                      --------------


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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order").

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

Partnerships"), is expected to remain pending for a longer period due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

     In the absence of the Court's authorization to enter into such activities, the Partnership's Restated Agreement, as amended, would not permit new investment activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Accordingly, to the extent that the Partnership invests in new equipment, the Manager (being EFG) will (i) defer, until the earlier of the effective date of the Consolidation or December 31, 1999, any acquisition fees resulting therefrom and (ii) limit its management fees on all such assets to 2% of rental income. In the event that the Consolidation is consummated, all such acquisition and management fees will be paid to Newco. To the extent that the Partnership invests in other business activities not consisting of equipment acquisitions, the Manager will forego any acquisition fees and management fees related to such investments. In the event that the Partnership has acquired new investments, but the Partnership does not participate in the Consolidation, Newco will acquire such new investments for an amount equal to the Partnership's net equity investment plus an annualized return thereon of 7.5%. Finally, in the event that the Partnership has acquired new investments and the Consolidation is not effected, the General Partner will use its best efforts to divest all such new investments in an orderly and timely fashion and the Manager will cancel or return to the Partnership any acquisition or management fees resulting from such new investments. To date, the General Partner has not authorized new investment activities involving the Partnership.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

     The Amended Stipulation and previous Stipulation of Settlement prescribe certain conditions necessary to effecting a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $81,000 all of which was accrued and expensed by the Partnership in 1998. In addition, the Partnership's share of fees and expenses related to the proposed Consolidation is estimated to be approximately $255,000, all of which also was accrued and expensed by the Partnership in 1998.

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

     There can be no assurance that settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement of the sub-class involving the Exchange Partnerships will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of AIRFUND International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements and the remarketing of the Partnership's equipment.

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

     EFG's primary information software was coded by a third party at the point of original design to use a four-digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried indicated that their systems would be Year 2000 compliant by the end of 1998.

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

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998:

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three used commercial jet aircraft and a proportionate interest in a fourth aircraft, which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At June 30, 1999, the Partnership owned a proportionate interest in five aircraft. All of the Partnership's aircraft are currently on lease. Upon expiration of the lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2004.

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1999, the Partnership recognized lease revenue of $835,093 and $1,671,368, respectively, compared to $907,393 and $1,920,988 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 is primarily the result of the sale in April 1998 of the Partnership's interest in a Lockheed L-1011-50 aircraft. In the future, the Partnership's aggregate lease revenue is expected to decline due to aircraft sales and the expiration of the lease terms related to the Partnership's remaining aircraft.

     The three Boeing 737-2H4 aircraft in which the Partnership holds a proportionate interest are currently on lease to Southwest Airlines, Inc. (the "Southwest Aircraft"). These leases are scheduled to expire in December 1999 and collectively provide lease revenue of $312,552 per quarter to the Partnership. Additionally, the two McDonnell-Douglas MD-82 aircraft in which the Partnership holds a proportionate interest are currently on lease to Finnair OY (the "Finnair Aircraft"). These leases, which were renewed upon the expiration of the primary lease terms in April 1999, are now scheduled to expire in January 2000 and April 2001 and generate lease revenue of $264,804 and $263,060 per quarter to the Partnership, respectively (see further discussion below).

     At June 30, 1999, the Partnership held a proportionate ownership interest in the Southwest Aircraft and the Finnair Aircraft (see Note 4 to the financial statements). The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

     On April 29, 1998, at the expiration of the aircraft's lease term, the Partnership sold its proportional interest in a Lockheed L-1011-50 aircraft, formerly leased to Aer Lease Limited ("Aer Lease"), to the lessee for net proceeds of $846,300. The Partnership's interest in the aircraft had a net book value of $658,282 at the time of sale, resulting in the recognition of a net gain on sale, for financial statement purposes, of $188,018. There were no equipment sales during the six month period ending June 30, 1999.

     The ultimate realization of residual value for aircraft is dependent upon many factors, including EFG's ability to sell and re-lease the aircraft. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes and the airline industry in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

     The total economic value realized for each aircraft is comprised of all primary lease term revenue generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the aircraft on a re-lease, renewal or month-to-month basis. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the aircraft.

     Interest income for the three and six month periods ending June 30, 1999 was $38,170 and $76,117, respectively, compared to $40,020 and $74,976 for the same periods in 1998. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

     For the three and six months ended June 30, 1999, the Partnership incurred interest expense of $107,712 and $236,152, respectively, compared to $173,634 and $361,687 for the same periods in 1998. Interest expense in future periods is expected to continue to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the three and six month periods ended June 30, 1999 and 1998.

     Operating expenses were $94,007 and $152,139 for the three and six months ended June 30, 1999, respectively, compared to $427,661 and $468,833 for the same periods in 1998. Operating expenses in 1999 include an adjustment for 1998 actual administrative charges and third party costs of approximately $22,000. During 1998, the Partnership incurred or accrued $334,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 7 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Depreciation expense was $511,105 and $1,022,209 for the three and six months ended June 30, 1999, respectively, compared to $511,104 and $1,130,591 for the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an aircraft equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,245,590 and $1,228,691 for the six months ended June 30, 1999 and 1998, respectively. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, may incur increased costs to facilitate the successful remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     Cash realized from aircraft disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the six months ended June 30, 1998, the Partnership realized net cash proceeds of $846,300. Such proceeds related to the sale of the Partnership's interest in an L-1011-50 aircraft. No aircraft sales occurred during the corresponding period in 1999. Future inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

     At June 30, 1999, the Partnership was due aggregate future minimum lease payments of $3,100,313 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $4,854,394 (see Note 6 to the financial statements). At the expiration of

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

the individual primary lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell its aircraft or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will need cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses.

     The Partnership obtained long-term financing in connection with the Southwest Aircraft and the Finnair Aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, they are used to repay principal and interest.

     In December 1998, the Partnership and certain affiliated investment programs owning interests in two McDonnell Douglas MD-82 aircraft (collectively, the "Programs") entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $2,899,000 to the Partnership over the terms of the leases.

     On April 29, 1999, the Programs entered into agreements with a third-party lender to extend the maturity dates of the Programs' indebtedness related to the Finnair Aircraft. Consistent with the extension terms of the lease agreements related to the Finnair Aircraft discussed above, the maturity dates of the indebtedness were extended to January 2000 and April 2001, respectively. The Partnership has balloon payment obligations of $1,654,607 and $441,154 related to this indebtedness that is due on the respective maturity dates.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


refurbishing the aircraft and re-leasing them to another user. Collectively, the aggregation of the Partnership's potential liquidity needs related to aircraft and other working capital requirements could be significant. Accordingly, the General Partner has maintained significant cash reserves within the Partnership in order to minimize the risk of a liquidity shortage.

     Finally, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 7 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership continues to own aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect to reinstate distributions to the Partners. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 7 to the accompanying financial statements.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each aircraft at its disposal date. No distributions were declared for either of the six months ended June 30, 1999 or 1998.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The future liquidity of the Partnership will be influenced by, among other factors, prospective market conditions, aircraft refurbishment requirements, the ability of EFG to manage and remarket the Partnership's aircraft, and many other events and circumstances, that could enhance or detract from individual aircraft yields and the collective performance of the Partnership's aircraft portfolio. However, the outcome of the Class Action

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Lawsuit described in Note 7 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations.

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


                    Date:    August 13, 1999



                    By:      /s/  Gary Romano
                             --------------------------------------------------
                             Gary M. Romano
                             Clerk of AFG Aircraft Management Corporation
                             (Duly Authorized Officer and
                             Principal Financial Officer)


                    Date:    August 13, 1999