Form 10-Q
period 1999-09-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 1999-11-12
CIK 842184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                               ----------------------------------------------

                                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    ----------------------

                              ---------------------

For Quarter Ended September 30, 1999              Commission File No. 0-18368


                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                           04-3037350
------------------------------                     --------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

88 BROAD STREET, BOSTON, MA                                    02110
------------------------------                     --------------------------
Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                    -------------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes      No
                                                                  -----   ----

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                                      INDEX



                                                                                     PAGE
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
           at September 30, 1999 and December 31, 1998                                  3

         Statement of Operations
           for the three and nine months ended September 30, 1999 and 1998              4

         Statement of Cash Flows
           for the nine months ended September 30, 1999 and 1998                        5

         Notes to the Financial Statements                                           6-10

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   11-15


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                       16


                    AIRFUND International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                            September 30,        December 31,
                                                                1999                 1998
                                                            -------------     ---------------
ASSETS

Cash and cash equivalents                                   $  3,251,466      $  3,540,736

Rents receivable                                                 208,368           104,184

Equipment at cost, net of accumulated depreciation
  of $7,394,702 and $5,857,207 at September 30, 1999
  and December 31, 1998, respectively                         12,723,609        14,261,104
                                                            ------------      ------------


          Total assets                                      $ 16,183,443      $ 17,906,024
                                                            ============      ============




LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                               $  4,215,937      $  6,279,100
Accrued interest                                                  53,318            83,223
Accrued liabilities                                              203,323           288,500
Accrued liabilities - affiliate                                   25,510            20,698
Deferred rental income                                           170,089           158,882
                                                            ------------      ------------

          Total liabilities                                    4,668,177         6,830,403
                                                            ------------      ------------

Partners' capital (deficit):
  General Partner                                             (1,123,233)       (1,145,215)
  Limited Partnership Interests
  (3,040,000 Units; initial purchase price of $25 each)       12,638,499        12,220,836
                                                            ------------      ------------

          Total partners' capital                             11,515,266        11,075,621
                                                            ------------      ------------


          Total liabilities and partners' capital           $ 16,183,443      $ 17,906,024
                                                            ============      ============




                     The accompanying notes are an integral
                       part of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                     Three Months                 Nine Months
                                                  Ended September 30,          Ended September 30,
                                              -------------------------     -------------------------
                                                 1999           1998           1999           1998
                                              ----------     ----------     ----------     ----------
Income:

    Lease revenue                             $  840,415     $  846,189     $2,511,783     $2,767,177

    Interest income                               41,056         49,358        117,173        124,334

    Gain on sale of equipment                       --             --             --          188,018
                                              ----------     ----------     ----------     ----------

        Total income                             881,471        895,547      2,628,956      3,079,529
                                              ----------     ----------     ----------     ----------


Expenses:

    Depreciation                                 515,286        510,666      1,537,495      1,641,257

    Interest expense                              89,587        158,897        325,739        520,584

    Equipment management fees - affiliate         42,021         42,310        125,589        138,359

    Operating expenses - affiliate                48,349         56,244        200,488        525,077
                                              ----------     ----------     ----------     ----------

        Total expenses                           695,243        768,117      2,189,311      2,825,277
                                              ----------     ----------     ----------     ----------



Net income                                    $  186,228     $  127,430     $  439,645     $  254,252
                                              ==========     ==========     ==========     ==========



Net income
  per limited partnership unit                $     0.06     $     0.04     $     0.14     $     0.08
                                              ==========     ==========     ==========     ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                                  1999             1998
                                                                               -----------      -----------
Cash flows from (used in) operating activities:
Net income                                                                     $   439,645      $   254,252

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                            1,537,495        1,641,257
         Gain on sale of equipment                                                    --           (188,018)

Changes in assets and liabilities Decrease (increase) in:
         Rents receivable                                                         (104,184)          17,442
    Increase (decrease) in:
         Accrued interest                                                          (29,905)          (6,738)
         Accrued liabilities                                                       (85,177)         320,750
         Accrued liabilities - affiliate                                             4,812           (7,965)
         Deferred rental income                                                     11,207          (48,520)
                                                                               -----------      -----------

             Net cash from operating activities                                  1,773,893        1,982,460
                                                                               -----------      -----------

Cash flows from investing activities:
    Proceeds from equipment sale                                                      --            846,300
                                                                               -----------      -----------

             Net cash from investing activities                                       --            846,300
                                                                               -----------      -----------

Cash flows used in financing activities:
    Principal payments - notes payable                                          (2,063,163)      (1,894,972)
                                                                               -----------      -----------

             Net cash used in financing activities                              (2,063,163)      (1,894,972)
                                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents                              (289,270)         933,788

Cash and cash equivalents at beginning of period                                 3,540,736        2,671,041
                                                                               -----------      -----------


Cash and cash equivalents at end of period                                     $ 3,251,466      $ 3,604,829
                                                                               ===========      ===========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                                   $   355,644      $   527,322
                                                                               ===========      ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been made and are reflected.

NOTE 2 - CASH AND CASH EQUIVALENTS

     At September 30, 1999, AIRFUND International Limited Partnership (the "Partnership") had $3,138,221 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 7 regarding the Class Action Lawsuit. Future minimum rents of $2,259,897 are due as follows:

     For the year ending September 30, 2000         $    1,733,778
                                       2001                526,119
                                                       --------------


                                       Total        $    2,259,897
                                                       ==============



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

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                       Remaining
                                                         Lease
                                                          Term                Equipment
           Equipment Type                               (Months)               At Cost
------------------------------------                   ----------         ---------------
Two McDonnell-Douglas MD-82 (Finnair)                    4-19             $   13,762,438
Three Boeing 737-2H4 (Southwest)                            3                  6,355,873
                                                                          --------------

                                         Total equipment cost                 20,118,311

                                     Accumulated depreciation                 (7,394,702)
                                                                          --------------

                   Equipment, net of accumulated depreciation             $   12,723,609
                                                                          ==============

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

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                   1999              1998
                                                -----------       -----------

     Equipment management fees                  $   125,589       $   138,359
     Administrative charges                          57,850            39,753
     Reimbursable operating expenses
         due to third parties                       142,638           485,324
                                                -----------       -----------

                                     Total      $   326,077       $   663,436
                                                ===========       ===========

     All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

     Administrative charges represent amounts owed to EFG, pursuant to
Section 10.4 of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $13,000 and $9,000, respectively.

NOTE 6 - NOTES PAYABLE

     Notes payable at September 30, 1999 consisted of installment notes payable to banks of $4,215,937. All of the installment notes are non-recourse, with interest rates ranging between 8.09% and 8.65% and are collateralized by the equipment and assignment of the related lease payments. The installment notes related to the aircraft on lease to Southwest Airlines, Inc. will be fully amortized by noncancellable rents. The Partnership has balloon payment obligations at the expiration of the renewal lease terms related to the aircraft on lease to Finnair OY of $1,654,607 and $441,154. This indebtedness matures in January 2000 and April 2001, respectively. The carrying amount of notes payable approximates fair value at September 30, 1999.

     The annual maturities of the installment notes payable are as follows:

     For the year ending September 30,2000                    $     3,290,586
                                      2001                            925,351
                                                               ----------------


                                     Total                    $      4,215,937
                                                               ================



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

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), remains pending due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution that is part of the proposed settlement and Consolidation.

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

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

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

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three used commercial jet aircraft and a proportionate interest in a fourth aircraft, which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At September 30, 1999, the Partnership owned a proportionate interest in five aircraft. All of the Partnership's aircraft are currently on lease. Upon expiration of the lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and EFG's assessment of such conditions to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2004.

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1999, the Partnership recognized lease revenue of $840,415 and $2,511,783, respectively, compared to $846,189 and $2,767,177 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 is primarily the result of the sale in April 1998 of the Partnership's interest in a Lockheed L-1011-50 aircraft. In the future, the Partnership's aggregate lease revenue is expected to decline due to aircraft sales and the expiration of the lease terms related to the Partnership's remaining aircraft.

     The three Boeing 737-2H4 aircraft in which the Partnership holds a proportionate interest are currently on lease to Southwest Airlines, Inc. (the "Southwest Aircraft"). These leases are scheduled to expire in December 1999 and collectively provide lease revenue of $312,552 per quarter to the Partnership. Additionally, the two McDonnell-Douglas MD-82 aircraft in which the Partnership holds a proportionate interest are currently on lease to Finnair OY (the "Finnair Aircraft"). These leases, which were renewed upon the expiration of the primary lease terms in April 1999, are scheduled to expire in January 2000 and April 2001 and generate lease revenue of $264,804 and $263,060 per quarter to the Partnership, respectively (see further discussion below).

     At September 30, 1999, the Partnership held a proportionate ownership interest in the Southwest Aircraft and the Finnair Aircraft (see Note 4 to the financial statements). The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

     On April 29, 1998, at the expiration of the aircraft's lease term, the Partnership sold its proportional interest in a Lockheed L-1011-50 aircraft, formerly leased to Aer Lease Limited ("Aer Lease"), to the lessee for net proceeds of $846,300. The Partnership's interest in the aircraft had a net book value of $658,282 at the time of sale, resulting in the recognition of a net gain on sale, for financial statement purposes, of $188,018. There were no equipment sales during 1999.

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

     Interest income for the three and nine month periods ending September 30, 1999 was $41,056 and $117,173, respectively, compared to $49,358 and $124,334 for the same periods in 1998. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

     For the three and nine months ended September 30, 1999, the Partnership incurred interest expense of $89,587 and $325,739, respectively, compared to $158,897 and $520,584 for the same periods in 1998. Interest expense in future periods is expected to continue to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the three and nine month periods ended September 30, 1999 and 1998.

     Operating expenses were $48,349 and $200,488 for the three and nine months ended September 30, 1999, respectively, compared to $56,244 and $525,077 for the same periods in 1998. Operating expenses in 1999 include an adjustment for 1998 actual administrative charges and third party costs of approximately $22,000. During 1998, the Partnership incurred or accrued $334,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 7 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Depreciation expense was $515,286 and $1,537,495 for the three and nine months ended September 30, 1999, respectively, compared to $510,666 and $1,641,257 for the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an aircraft equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,773,893 and $1,982,460 for the nine months ended September 30, 1999 and 1998, respectively. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, may incur increased costs to facilitate the successful remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     Cash realized from aircraft disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30, 1998, the Partnership realized net cash proceeds of $846,300. Such proceeds related to the sale of the Partnership's interest in a Lockheed L-1011-50 aircraft. No aircraft sales occurred during the corresponding period in 1999. Future inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

     At September 30, 1999, the Partnership was due aggregate future minimum lease payments of $2,259,897 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


amortize the principal balance of notes payable of $4,215,937 (see Note 6 to the financial statements). At the expiration of the individual primary lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell its aircraft or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will need cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses.

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

     Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum air worthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. Individually, these repairs can cost in excess of $1 million and, collectively; they could require the disbursement of several million dollars, depending upon the extent of refurbishment. In addition, the Partnership's equipment portfolio includes an interest in three Stage 2 aircraft having scheduled lease expiration dates of December 31, 1999. These aircraft are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 737s, can approach $2 million. Although the Partnership is not required to retro-fit its aircraft with hush-kits, insufficient liquidity could jeopardize the remarketing of these aircraft.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Collectively, the aggregation of the Partnership's potential liquidity needs related to aircraft and other working capital requirements could be significant. Accordingly, the General Partner has maintained significant cash reserves within the Partnership in order to minimize the risk of a liquidity shortage.

     Finally, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 7 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership continues to own aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. No distributions were declared for either of the nine months ended September 30, 1999 or 1998. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect to reinstate distributions to the Partners. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 7 to the accompanying financial statements.

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 6 to the financial statements presented in the Partnership's 1998 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences consisting of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

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


                        Date: November 12, 1999
                              ------------------------------------------------



                        By:   /s/ Gary M. Romano
                              ------------------------------------------------
                              Gary M. Romano
                              Clerk of AFG Aircraft Management Corporation
                              (Duly Authorized Officer and
                              Principal Financial Officer)


                        Date: November 12, 1999
                              ------------------------------------------------