Form 10-K
period 1999-12-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 2000-03-30
CIK 842184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          ------------------------------------------------------
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________ to ______________________

Commission file number 0-18368
                      ----------------------------------------------------------

                    AlRFUND International Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                04-3037350
----------------------------------------                     -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

88 Broad Street, Sixth Floor, Boston, MA                     02110
----------------------------------------                     -------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act   NONE
                                                          ----------------------

       Title of each class            Name of each exchange on which registered

-------------------------------     --------------------------------------------
-------------------------------     --------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

            3,040,000 Units Representing Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes XX    No
                                              ----     ----

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1999 (Part I and II)

                    AlRFUND International Limited Partnership

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
                                     PART I

Item 1.   Business                                                                           3

Item 2.   Properties                                                                         5

Item 3.   Legal Proceedings                                                                  5

Item 4.   Submission of Matters to a Vote of Security Holders                                5

                                     PART II

Item 5.   Market for the Partnership's Securities and Related Security Holder Matters        6

Item 6.   Selected Financial Data                                                            7

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                         7

Item 8.   Financial Statements and Supplementary Data                                        8

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                         8

                                    PART III

Item 10.  Directors and Executive Officers of the Partnership                                9

Item 11.  Executive Compensation                                                            11

Item 12.  Security Ownership of Certain Beneficial Owners and Management                    11

Item 13.  Certain Relationships and Related Transactions                                    12

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                14-17

PART I

Item 1. Business.

     (a) General Development of Business

     AIRFUND International Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on January 31, 1989 for the purpose of acquiring and leasing to third parties a specified portfolio of used commercial aircraft. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Aircraft Management Corporation, a Massachusetts corporation) and $100 from the Initial Limited Partner (AFG Assignor Corporation, a Massachusetts corporation). On July 26, 1989, the Partnership issued 3,040,000 units representing assignments of limited partnership interests (the "Units") to 4,147 investors. Unit holders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The General Partner is an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG"). The common stock of the General Partner is owned by AF/AIP Programs Limited Partnership, of which EFG and a wholly-owned affiliate are the 99% limited partners and AFG Programs, Inc., a Massachusetts corporation which is wholly-owned by Geoffrey A. MacDonald, is the 1% general partner. The capital contribution of the General Partner, in consideration of its general partner interests, was $1,000. The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").

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

     The Closing date of the Offering of Units of the Partnership was July 26, 1989. The initial purchase of the aircraft and the associated lease commitments occurred on July 27, 1989. The acquisition of the Partnership's aircraft and its associated leases is described in Note 3 to the financial statements included in
Item 14, herein. The Restated Agreement as amended, provides that the Partnership will terminate no later than December 31, 2004. However, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 7 to the financial statements in the 1999 Annual Report.

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

     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1999, 1998 and 1997 is incorporated herein by reference to Note 2 to the financial statements in the 1999 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

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

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Not applicable.

Item 2. Properties.

     Incorporated herein by reference to Note 3 to the financial statements in the 1999 Annual Report.

Item 3. Legal Proceedings.

     Incorporated herein by reference to Note 7 to the financial statements in the 1999 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

     (a) Market Information

     There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

     (b) Approximate Number of Security Holders

     At December 31, 1999, there were 3,882 record holders of Units in the Partnership.

     (c) Dividend History and Restrictions

     Historically, the amount of cash distributions to be paid to the Partners has been determined on a quarterly basis. Each quarter's distribution may have varied in amount and was made 95% to the Limited Partners and 5% to the General Partner. The Partnership did not declare distributions in any of the years ended December 31, 1999, 1998 and 1997.

     The Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 7 to the accompanying Annual Report. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. The General Partner believes that it will be in the Partnership's best interests to continue to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is adjudicated.

     There are no formal restrictions under the Restated Agreement, as amended, that materially limit the Partnership's ability to pay cash distributions, except that the General Partner may suspend or limit cash distributions to ensure that the Partnership maintains sufficient working capital reserves to cover, among other things, operating costs and potential expenditures, such as refurbishment costs to remarket aircraft upon lease expiration. Liquidity is especially important as the Partnership matures and sells aircraft, because the remaining aircraft portfolio consists of fewer revenue-producing assets that are available to cover prospective cash disbursements. Insufficient liquidity could inhibit the Partnership's ability to sustain its operations or maximize the realization of proceeds from remarketing its remaining aircraft.

     The management and remarketing of aircraft can involve, among other things, significant costs and lengthy remarketing initiatives. Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. At December 31, 1999, the Partnership had ownership interests in five commercial jet aircraft. Three of the aircraft are Boeing 737 aircraft formerly leased to Southwest Airlines, Inc. The lease agreements for each of these aircraft expired on December 31, 1999 and Southwest elected to return the aircraft. The aircraft are Stage 2 aircraft, meaning that they are prohibited from operating in the United States after December 31,1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 737s, can approach $2 million. At this time, the General Partner is attempting to remarket these assets without further capital investment by either re-leasing the aircraft to a user outside of the United States or selling the aircraft as they are without retro-fitting the aircraft to conform to Stage 3 standards. The remaining two aircraft in the Partnership's portfolio already are Stage 3 compliant. One of these aircraft had a lease term that expired in January 2000 and is being held in storage pending the outcome of ongoing remarketing efforts. The other aircraft has a lease term expiring in April 2001.

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

Item 6. Selected Financial Data.

     Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1999 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

Item 8. Financial Statements and Supplementary Data.

     Incorporated herein by reference to the financial statements and supplementary data included in the 1999 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Partnership.

     (a-b) Identification of Directors and Executive Officers

     The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Aircraft Management Corporation is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties. The Recognized Owners have no right to participate in the control of the Partnership's general operations, but they do have certain voting rights, as described in Item 12 herein. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 2000 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (See Item 13)
---------------------------------

           Name                                  Title                           Age        Term
---------------------------      -----------------------------------------      -----    ----------
Geoffrey A. MacDonald            Chairman and a member of the                              Until a
                                 Executive Committee of EFG                               successor
                                 and President and a Director                              is duly
                                 of the General Partner                          51        elected
                                                                                            and
Gary D. Engle                    President and Chief Executive                            qualified
                                 Officer and member of the
                                 Executive Committee of EFG and a
                                 Director of the General Partner                 51

Gary M. Romano                   Executive Vice President and Chief
                                 Operating Officer of EFG and
                                 Clerk of the General Partner                    40

James A. Coyne                   Executive Vice President of EFG                 39

Michael J. Butterfield           Senior Vice President, Finance and
                                 Treasurer of EFG and Treasurer of the
                                 General Partner                                 40

Sandra L. Simonsen               Senior Vice President, Information Systems
                                 of EFG                                          49

Gail D. Ofgant                   Senior Vice President, Lease Operations
                                 of EFG                                          34

     (c) Identification of Certain Significant Persons

     None.

     (d) Family Relationship

      No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

(e) Business Experience

     Mr. MacDonald, age 51, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director, and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds a M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

     Mr. Engle, age 51, is President and Chief Executive Officer of EFG and sole shareholder and Director of its general partner, Equis Corporation and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle joined EFG in 1990 as Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is Vice President and a Director of certain of EFG's subsidiaries and affiliates, a limited partner in AALP and ONC and controls the general partners of AALP and ONC. Mr. Engle is also Chairman, Chief Executive Officer, and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has a MBA from Harvard University and a BS degree from the University of Massachusetts (Amherst).

     Mr. Romano, age 40, became Executive Vice President and Chief Operating Officer of EFG, and Secretary of Equis Corporation in 1996 and is Secretary or Clerk of several of EFG's subsidiaries and affiliates. Mr. Romano joined EFG in November 1989, became Vice President and Controller in April 1993 and Chief Financial Officer in April 1995. Mr. Romano assumed his current position in April 1996. Mr. Romano is also Vice President and Chief Financial Officer of Semele. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately held real estate development and mortgage origination company that he joined in 1987. Previously, Mr. Romano was an Audit Manager at Ernst & Whinney (now Ernst & Young LLP), where he was employed from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a B.S. degree from Boston College.

     Mr. Coyne, age 39, is Executive Vice President, Capital Markets of EFG and President, Chief Operating Officer and a member of the Board of Directors of Semele. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. In September 1997, Mr. Coyne was appointed Executive Vice President of EFG. Mr. Coyne is a limited partner in AALP and ONC. From May 1993 through November 1994, he was employed by the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985, he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

     Mr. Butterfield, age 40, is Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates and is Treasurer of the General Partner and Semele. Mr. Butterfield joined EFG in June 1992, became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and was promoted to Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates in July 1998. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London
(UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

     Ms. Simonsen, age 49, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company, which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a BA degree from Wilson College.

     Ms. Ofgant, age 34, is Senior Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in July 1989, was promoted to Manager Lease Operations in April 1994, and became Vice President of Lease Operations in April 1996. In July 1998, Ms. Ofgant was promoted to Senior Vice President of Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a BS degree in Finance from Providence College.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     By virtue of its organization as a limited partnership, the Partnership has no outstanding securities possessing traditional voting rights. However, as provided for in Section 11.2(a) of the Restated Agreement, as amended (subject to Sections 11.2(b) and 11.3), a majority interest of the Recognized Owners has voting rights with respect to:

     1.    Amendment of the Restated Agreement;

     2.    Termination of the Partnership;

     3.    Removal of the General Partner; and

     4. Approval or disapproval of the sale of all, or substantially all, of the assets of the Partnership (except in the orderly liquidation of the Partnership upon its termination and dissolution).

     As of March 1, 2000, the following person or group owns beneficially more than 5% of the Partnership's 3,040,000 outstanding Units:

                                           Name and                       Amount            Percent
             Title                         Address of                    of Beneficial        of
           of Class                     Beneficial Owner                 Ownership           Class
  ------------------------   --------------------------------------  -------------------  ----------
     Units Representing      Old North Capital Limited Partnership
     Limited Partnership                88 Broad Street                 205,040 Units        6.74%
           Interests                    Boston, MA 02110

     The general Partner of Old North Capital Limited Partnership ("ONC") is controlled by Gary D. Engle. In addition, the limited partnership interests of ONC are owned by Semele. Gary D. Engle is Chairman and CEO of Semele.

     The ownership and organization of EFG is described in Item 1 of this report.

Item 13. Certain Relationships and Related Transactions.

     The General Partner of the Partnership is AFG Aircraft Management Corporation, an affiliate of EFG.

     (a) Transactions with Management and Others

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1999, 1998 and 1997, which were accrued or paid by the Partnership to EFG or its Affiliates, are as follows:

                                                1999           1998           1997
                                            ------------   ------------   ------------
Equipment management fees                   $    168,128   $    180,232   $    192,913
Administrative charges                            70,081         53,004         49,788
Reimbursable operating expenses
   due to third parties                          919,805        476,803        304,188
                                            ------------   ------------   ------------
                                Total       $  1,158,014   $    710,039   $    546,889
                                            ============   ============   ============

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

     All rents and proceeds from the sale of aircraft are paid directly to EFG or to a lender. EFG temporarily deposits collected funds in a separate interest bearing account prior to remittance to the Partnership. At December 31, 1999, the Partnership was owed $4,888 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2000.

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

     Certain affiliates of the General Partner own Units in the Partnership as follows:

--------------------------------------------------------------------------------
                                         Number of           Percent of Total
               Affiliate                Units Owned         Outstanding Units
--------------------------------------------------------------------------------
Old North Capital Limited Partnership           205,040                 6.74%
--------------------------------------------------------------------------------

     The general partner of Old North Capital Limited Partnership ("ONC") is controlled by Gary D. Engle. ONC is a Massachusetts limited partnership formed in 1995 and an affiliate of EFG. In addition, the limited partnership interests of ONC are owned by Semele. Gary D. Engle is Chairman and CEO of Semele.

     (b) Certain Business Relationships

     None.

     (c) Indebtedness of Management to the Partnership

     None.

     (d) Transactions with Promoters

     See Item 13(a) above.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Documents filed as part of this report:

           (1)     Financial Statements:

                   Report of Independent Auditors..............................*

                   Statement of Financial Position
                   at December 31, 1999 and 1998...............................*

                   Statement of Operations
                   for the years ended December 31, 1999, 1998 and 1997........*

                   Statement of Changes in Partners' Capital
                   for the years ended December 31, 1999, 1998 and 1997........*

                   Statement of Cash Flows
                   for the years ended December 31, 1999, 1998 and 1997........*

                   Notes to the Financial Statements...........................*

           (2)     Financial Statement Schedules:

                   None required.

           (3)     Exhibits:

                   Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

            A list of exhibits filed or incorporated by reference is as follows:

        Exhibit
        Number
       ----------

          2.1 Plaintiffs' and Defendants' Joint Motion to Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31,1998 as
                Exhibit 2.1 and is incorporated herein by reference.

          2.2 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion to Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit 2.2 and is incorporated herein by reference.

 * Incorporated herein by reference to the appropriate portion of the 1999 Annual Report to security holders for the year ended December 31, 1999 (see
   Part II).

        Exhibit
        Number
      ----------

          2.3 Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (August 20, 1998) was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit 2.3 and is incorporated herein by reference.

          2.4 Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 22,
                1999) was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit 2.4 and is incorporated herein by reference.

          2.5 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion to Further Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 2.5 and is included herein.

          2.6 Second Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 5,
                2000) is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 2.6 and is included herein.

          4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus, which is included in Registration Statement on Form S-1 (No. 33-25334).

          10.1 Promissory Note in the principal amount of $1,800,000 dated March 8, 2000 between the Registrant, as lender, and Echelon Residential Holdings LLC, as borrower, is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.1 and is included herein.

          10.2 Pledge Agreement dated March 8, 2000 between Echelon Residential Holdings LLC (Pledgor) and American Income Partners V-A Limited Partnership, as Agent for itself and the Registrant, is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.2 and is included herein.

          13 The 1999 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

          23    Consent of Independent Auditors.

          99(a) Lease agreement with Southwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 99 (d) and is incorporated herein by reference.

          99(b) Lease agreement with Southwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 99 (d) and is incorporated herein by reference.

          99(c) Lease agreement with Southwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 99 (d) and is incorporated herein by reference.

          99(d) Lease agreement with Finnair OY was filed in the Registrant's
                Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (e) and is incorporated herein by reference.

          99(e) Lease agreement with Finnair OY was filed in the Registrant's
                Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (f) and is incorporated herein by reference.

          99(f) Lease agreement with Aer Lease Limited was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99 (i) and is incorporated herein by reference.

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.

                        AIRFUND International Limited Partnership


                        By: AFG Aircraft Management Corporation, a Massachusetts corporation and the General Partner of the Registrant.


By: /s/ Geoffrey A. MacDonald                 By: /s/ Gary D. Engle
    ---------------------------                   -----------------------------
Geoffrey A. MacDonald                         Gary D. Engle
Chairman and a member of the                  President and Chief Executive
Executive Committee of EFG and                Officer and a member of the
President and a Director of the               Executive Committee of EFG and a
General Partner                               Director of the General Partner
                                              (Principal Executive Officer)


Date:  March 30, 2000                         Date:  March 30, 2000
     --------------------------                    -----------------------------


By: /s/ Gary M. Romano                        By: /s/ Michael J. Butterfield
    ---------------------------                   -----------------------------
Gary M. Romano                                Michael J. Butterfield
Executive Vice President and Chief            Senior Vice President, Finance and
Operating Officer of EFG and Clerk            Treasurer of EFG and Treasurer
of the General Partner                        of the General Partner
(Principal Financial Officer)                 (Principal Accounting Officer)


Date:  March 30, 2000                         Date:  March 30, 2000
     --------------------------                    -----------------------------

                                  EXHIBIT INDEX
                                 1999 Form 10-K

Exhibit
-------
2.5      Plaintiffs' and Defendants' Joint Memorandum in Support of Joint - Motion to
         Further Modify Order Preliminarily Approving Settlement, Conditionally
         Certifying Settlement Class and Providing for Notice of, and Hearing
         on, the Proposed Settlement.

2.6      Second Modified Order Preliminarily Approving Settlement, Conditionally
         Certifying Settlement Class and Providing for Notice of, and Hearing on, the
         Proposed Settlement (March 5, 2000).

10.1 Promissory Note in the principal amount of $1,800,000 dated March 8, 2000 between the Registrant, as lender, and Echelon Residential
         Holdings LLC, as borrower.

10.2     Pledge Agreement dated March 8, 2000 between Echelon Residential
         Holdings LLC (Pledgor) and American Income Partners V-A Limited
         Partnership, as Agent for itself and the Registrant.