Form 10-Q
period 2000-03-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 2000-05-15
CIK 842184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 2000
                               ------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------


For Quarter Ended March 31, 2000                     Commission File No. 0-18368


                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                               04-3037350
-------------------------------                             -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

88 BROAD STREET, BOSTON, MA                                 02110
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
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
Yes       No
    ---      ---

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                                      INDEX


                                                                               PAGE
                                                                               ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at March 31, 2000 and December 31, 1999 .......................     3

         Statement of Operations
              for the three months ended March 31, 2000 and 1999 ............     4

         Statement of Cash Flows
              for the three months ended March 31, 2000 and 1999 ............     5

         Notes to the Financial Statements ..................................   6-8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................  9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6 ............................................................    13

                    AIRFUND International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 2000 and December 31, 1999

                                   (Unaudited)


                                                                 March 31,         December 31,
                                                                    2000               1999
                                                               ------------       -------------
ASSETS

Cash and cash equivalents ...............................      $  1,212,344       $  3,180,907

Accounts receivable .....................................            16,800                 --

Accounts receivable - affiliate .........................                24              4,888

Note receivable .........................................         1,800,000                 --

Equipment at cost, net of accumulated depreciation
    of $8,255,398 and $7,912,079 at March 31, 2000
    and December 31, 1999, respectively .................        11,862,913         12,206,232
                                                               ------------       ------------

          Total assets ..................................      $ 14,892,081       $ 15,392,027
                                                               ============       ============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable ...........................................      $  3,719,591       $  3,250,113
Accrued interest ........................................            30,647             44,209
Accrued liabilities .....................................           232,264            922,069
Accrued liabilities - affiliate .........................             6,775             18,602
Deferred rental income ..................................            81,840            170,088
                                                               ------------       ------------

          Total liabilities .............................         4,071,117          4,405,081
                                                               ------------       ------------

Partners' capital (deficit):
    General Partner .....................................        (1,157,948)        (1,149,649)
    Limited Partnership Interests
    (3,040,000 Units; initial purchase price
    of $25 each) ........................................        11,978,912         12,136,595
                                                               ------------       ------------

           Total partners' capital ......................        10,820,964         10,986,946
                                                               ------------       ------------

           Total liabilities and partners' capital ......      $ 14,892,081       $ 15,392,027
                                                               ============       ============

                  The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)



                                                    2000          1999
                                                 ---------     ---------
Income:

     Lease revenue ..........................    $ 362,298     $ 836,275

     Interest income ........................       53,965        37,947
                                                 ---------     ---------

         Total income .......................      416,263       874,222
                                                 ---------     ---------

Expenses:

     Depreciation ...........................      343,319       511,104

     Interest expense .......................      101,581       128,440

     Equipment management fees - affiliate...       18,115        41,814

     Operating expenses - affiliate .........      119,230        58,132
                                                 ---------     ---------

         Total expenses .....................      582,245       739,490
                                                 ---------     ---------

Net income (loss) ...........................    $(165,982)    $ 134,732
                                                 =========     =========

Net income (loss)
     per limited partnership unit ...........    $   (0.05)    $    0.04
                                                 =========     =========

                  The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)


                                                                   2000            1999
                                                               ------------    -----------
Cash flows from (used in) operating activities:
Net income (loss) .........................................    $  (165,982)    $   134,732

Adjustments to reconcile net income (loss) to net cash from
    (used in) operating activities:
       Depreciation .......................................        343,319         511,104

Changes in assets and liabilities
     Decrease (increase) in:
       Rents receivable ...................................             --         104,184
       Accounts receivable ................................        (16,800)             --
       Accounts receivable - affiliate ....................          4,864              --
     Increase (decrease) in:
       Accrued interest ...................................        (13,562)        (15,492)
       Accrued liabilities ................................       (689,805)        (36,700)
       Accrued liabilities - affiliate ....................        (11,827)          6,763
       Deferred rental income .............................        (88,248)          5,885
                                                               -----------     -----------

            Net cash from (used in) operating activities...       (638,041)        710,476
                                                               -----------     -----------

Cash flows used in investing activities:
       Note receivable ....................................     (1,800,000)             --
                                                               -----------     -----------

            Net cash used in investing activities .........     (1,800,000)             --
                                                               -----------     -----------

Cash flows from (used in) financing activities:
       Proceeds from notes payable ........................        666,217              --
       Principal payments - notes payable .................       (196,739)       (802,412)
                                                               -----------     -----------

            Net cash from (used in) financing activities ..        469,478        (802,412)
                                                               -----------     -----------

Net decrease in cash and cash equivalents .................     (1,968,563)        (91,936)

Cash and cash equivalents at beginning of period ..........      3,180,907       3,540,736
                                                               -----------     -----------

Cash and cash equivalents at end of period ................    $ 1,212,344     $ 3,448,800
                                                               ===========     ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ...............    $   115,143     $   143,932
                                                               ===========     ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 2000

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1999 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2000 and December 31, 1999 and results of operations for the three month periods ended March 31, 2000 and 1999 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 2000, AIRFUND International Limited Partnership (the "Partnership") had $1,099,732 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 7 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $1,052,238 are due for the year ending March 31, 2001.


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2000 under contracted lease terms. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


                                                       Remaining
                                                         Lease
                                                         Term                 Equipment
         Equipment Type                                 (Months)               At Cost
         --------------                                ---------              ---------
One McDonnell-Douglas MD-82 (Finnair)                      13                $ 6,881,219
One McDonnell-Douglas MD-82                                 0                  6,881,219
Three Boeing 737-2H4                                        0                  6,355,873
                                                                             -----------

                                         Total equipment cost                 20,118,311

                                     Accumulated depreciation                 (8,255,398)
                                                                             -----------

                   Equipment, net of accumulated depreciation                $11,862,913
                                                                             ===========


     The cost of each of the Partnership's aircraft represents a proportionate ownership interest. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     Certain of the Partnership's aircraft and the related lease payment streams were used to secure the Partnership's term loans with third-party lenders (see
Note 7). The preceding summary includes leveraged equipment having an aggregate original cost of approximately $13,762,000 and a net book value of approximately $9,680,000 at March 31, 2000.

     At March 31, 2000, the three Boeing 737-2H4 jet aircraft and one of the McDonnell-Douglas MD-82 aircraft were held for sale or re-lease. These aircraft had a total cost of approximately $13,237,000 and a net book value of approximately $2,183,000 at March 31, 2000. The General Partner is attempting to remarket these aircraft.


NOTE 5 - NOTE RECEIVABLE

     On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") (see Note 7 to the financial statements presented in the Partnership's 1999 Annual Report) collectively loaned $32 million to Echelon Residential Holdings LLC, a newly-formed real estate development company that will be owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only investor in Echelon Residential Holdings LLC who is related to EFG.

     The Partnership's participation in the loan is $1,800,000. Echelon Residential Holdings LLC, through a subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida based real estate company. The loan has a term of 30 months maturing on September 7, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. The Partnership accrued interest income of $16,800 related to this loan during the three months ended March 31, 2000. In connection with the transaction, Echelon Residential Holdings LLC has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

                    AIRFUND International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                         2000               1999
                                                       --------            -------
     Equipment management fees .....................   $ 18,115            $41,814
     Administrative charges ........................      8,116             13,251
     Reimbursable operating expenses
         due to third parties ......................    111,114             44,881
                                                        -------            -------

                                     Total .........   $137,345            $99,946
                                                       ========            =======

     All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership.


NOTE 7 - NOTES PAYABLE

     Notes payable at March 31, 2000 consisted of installment notes payable to banks of $3,719,591. The installment notes bear an interest rate of either 8.225% or a fluctuating interest rate based on LIBOR (approximately 6% at March 31, 2000) plus a margin. The Partnership has a balloon payment obligation at the expiration of the renewal lease term related to the aircraft on lease to Finnair OY of $432,267, which matures in April 2001. In addition, the Partnership has a balloon payment obligation of $2,320,824 which matures in August 2000. This obligation is related to the Partnership's interest in a McDonnell-Douglas MD-82 aircraft that was returned in January 2000 upon its lease term expiration. This aircraft is being stored in a warehouse pending its remarketing. The carrying amount of notes payable approximates fair value at March 31, 2000.

     The annual maturities of the installment notes payable are as follows:

     For the year ending March 31, 2001 .................   $3,287,324
                                   2002 .................      432,267
                                                            ----------

                                   Total ................   $3,719,591
                                                            ==========


NOTE 8 - LEGAL PROCEEDINGS

     As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of AIRFUND International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the financial statements presented in the Partnership's 1999 Annual Report, the remarketing of the Partnership's aircraft, and the performance of the Partnership's non-aircraft assets.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three used commercial jet aircraft and a proportionate interest in a fourth aircraft, which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At March 31, 2000, the Partnership owned a proportionate interest in five aircraft, only one of which is currently on lease. The four aircraft off lease and the remaining aircraft, upon expiration of its lease agreement, will be re-leased or sold depending on prevailing market conditions and Equis Financial Group Limited Partnership's ("EFG's") assessment of such conditions to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 8 to the financial statements presented in the Partnership's 1999 Annual Report. Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2004.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2000, the Partnership recognized lease revenue of $362,298 compared to $836,275 for the same period in 1999. The decrease in lease revenue from 1999 to 2000 resulted from the expiration of lease terms related to the Partnership's interest in three Boeing 737-2H4 aircraft and a McDonnell-Douglas MD-82 aircraft (see further discussion below). The amount of future lease revenues in the near term will be dependent upon the results of ongoing remarketing efforts related to aircraft currently off lease. Subsequently, the Partnership's lease revenue is expected to decline due to aircraft sales and lease term expirations.

     The lease terms related to the three Boeing 737-2H4 aircraft, in which the Partnership holds a proportionate interest, expired on December 31, 1999. These aircraft are currently being stored in a warehouse while the General Partner pursues remarketing alternatives. The Partnership recognized lease revenue of $312,552 related to these aircraft during the three months ended March 31, 1999.

     One of the McDonnell-Douglas MD-82 aircraft, in which the Partnership holds a proportionate interest, is currently on lease to Finnair OY. This lease, which was renewed upon the expiration of the primary lease term in April 1999, will expire in April 2001. The Partnership recognized lease revenue of $265,982 and $261,862 related to this aircraft during the three months ended March 31, 2000 and 1999, respectively. The lease term associated with the second McDonnell-Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. That aircraft, which is being stored in a warehouse pending its remarketing, generated lease

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


revenue to the Partnership of $96,316 and $261,826 during the three months ended March 31, 2000 and 1999, respectively.

     The Partnership's aircraft interests represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

     The ultimate realization of residual value for the Partnership's aircraft will be dependent upon many factors, including EFG's ability to sell and re-lease the aircraft. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes and the airline industry in general in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

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

     Interest income for the three months ended March 31, 2000 was $53,965 compared to $37,947 for the same period in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. During the three months ended March 31, 2000, interest income included interest earned on a note receivable from Echelon Residential Holdings LLC in the amount of $16,800 (see below). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     For the three months ended March 31, 2000 and 1999, the Partnership incurred interest expense of $101,581 and $128,440, respectively. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended March 31, 2000 and 1999. Operating expenses were $119,230 and $58,132 for the three months ended March 31, 2000 and 1999, respectively. The principle reason for the increase in operating expenses from 1999 to 2000 was storage costs associated with the Partnership's aircraft off lease. Other operating expenses include administrative charges and professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, repairs and maintenance costs may be incurred in connection with aircraft being remarketed. Depreciation expense was $343,319 for the three months ended March 31, 2000, compared to $511,104 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an aircraft leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash outflow of $638,041 and a net cash inflow of $710,476 for the three months ended March 31, 2000 and 1999, respectively. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, will continue to incur costs to facilitate the remarketing of its aircraft in the future.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Ultimately, the Partnership will dispose of all aircraft under lease. This will occur through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     At March 31, 2000, the Partnership was due aggregate future minimum lease payments of $1,052,238 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $3,719,591 (see Note 7 to the financial statements). At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement. In addition, the General Partner and EFG currently are attempting to remarket the four aircraft that are currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty.

     The Partnership obtained long-term financing in connection with the McDonnell Douglas MD-82 and the Boeing 737-2H4 aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization periods. As rental payments are collected, they are used to repay associated indebtedness. The Partnership has a balloon payment obligation of $432,267 related to the indebtedness associated with the McDonnell Douglas MD-82 aircraft leased to Finnair OY. The debt associated with the Boeing 737-2H4 aircraft was fully amortized at December 31, 1999.

     In addition, in February 2000, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the indebtedness which matured in January 2000 associated with a McDonnell-Douglas MD-82 aircraft formerly leased to Finnair OY. In addition to refinancing the existing indebtedness of $3,370,000, the Programs received additional debt proceeds of $1,350,000 required to perform a D-Check on the aircraft. The Partnership received $666,217 from such proceeds. The note bears a fluctuating interest rate based on LIBOR plus a margin with interest payments due monthly. The Partnership's aggregate share of the refinanced and new indebtedness was $2,320,824 which is due at maturity on August 9, 2000. The aircraft was returned in January 2000 upon its lease term expiration and is currently being stored in a warehouse pending its remarketing.

     In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 7 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") (see Note 7 to the financial statements presented in the Partnership's 1999 Annual Report) collectively loaned $32 million to Echelon Residential Holdings LLC, a newly-formed real estate development company that will be owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only investor in Echelon Residential Holdings LLC who is related to EFG.

     The Partnership's participation in the loan is $1,800,000. Echelon Residential Holdings LLC, through a subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida based real estate company. The loan has a term of 30 months maturing on September 7, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. In connection with the transaction, Echelon Residential Holdings LLC has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

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

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


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

     The management and remarketing of aircraft can involve, among other things, significant costs and lengthy remarketing initiatives. Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. At March 31, 2000, the Partnership had ownership interests in five commercial jet aircraft. Three of the aircraft are Boeing 737 aircraft formerly leased to Southwest Airlines, Inc. ("Southwest"). The lease agreements for each of these aircraft expired on December 31, 1999 and Southwest elected to return the aircraft. The aircraft are Stage 2 aircraft, meaning that they are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 737s, can approach $2 million. At this time, the General Partner is attempting to remarket these assets without further capital investment by either re-leasing the aircraft to a user outside of the United States or selling the aircraft as they are without retro-fitting the aircraft to conform to Stage 3 standards. The remaining two aircraft in the Partnership's portfolio already are Stage 3 compliant. One of these aircraft had a lease term that expired in January 2000 and is being held in storage pending the outcome of ongoing remarketing efforts. The other aircraft has a lease term expiring in April 2001.

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 6 to the financial statements presented in the Partnership's 1999 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences consisting of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

     The Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 7 to the financial statements presented in the Partnership's 1999 Annual Report. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, the General Partner will continue to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is adjudicated.

                    AIRFUND International Limited Partnership

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


         Item 1.             Legal Proceedings
                             Response:

                             Refer to Note 8 to the financial
                             statements herein.

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


                         Date:  May 15, 2000
                                ------------------------------------------------


                         By:    /s/  Gary M. Romano
                                ------------------------------------------------
                                Gary M. Romano
                                Clerk of AFG Aircraft Management Corporation
                                (Duly Authorized Officer and
                                Principal Financial Officer)


                         Date:  May 15, 2000
                                ------------------------------------------------