Form 10-Q
period 2000-06-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 2000-08-14
CIK 842184

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from         to

                          Commission File No. 0-18368

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                                     Page
                                                                                     -----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Statement of Financial Position
              at June 30, 2000 and December 31, 1999...............................      3

             Statement of Operations
              for the three and six months ended June 30, 2000 and 1999............      4

             Statement of Cash Flows
              for the six months ended June 30, 2000 and 1999......................      5

             Notes to the Financial Statements.....................................   6-11

     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................  12-16

PART II. OTHER INFORMATION:

     Items 1-6......................................................................    17

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                      June 30,    December 31,
                                                                        2000          1999
                                                                     -----------  ------------
ASSETS
Cash and cash equivalents..........................................  $ 1,062,913  $ 3,180,907
Accounts receivable--affiliate.....................................           --        4,888
Investment in real estate venture..................................    1,788,460           --
Equipment at cost, net of accumulated depreciation of $8,440,704
 and
  $7,912,079 at June 30, 2000 and December 31, 1999, respectively ..  11,677,607   12,206,232
                                                                     -----------  -----------
    Total assets...................................................  $14,528,980  $15,392,027
                                                                     ===========  ===========

LIABILITIES AND PARTNERS' CAPITAL
Notes payable......................................................  $ 3,485,292  $ 3,250,113
Accrued interest...................................................       29,338       44,209
Accrued liabilities................................................      230,886      922,069
Accrued liabilities--affiliate.....................................        9,285       18,602
Deferred rental income.............................................       84,764      170,088
                                                                     -----------  -----------
    Total liabilities..............................................    3,839,565    4,405,081
                                                                     -----------  -----------
Partners' capital (deficit):
 General Partner...................................................   (1,164,526)  (1,149,649)
 Limited Partnership Interests (3,040,000 Units; initial purchase
  price of $25 each)...............................................   11,853,941   12,136,595
                                                                     -----------  -----------
    Total partners' capital........................................   10,689,415   10,986,946
                                                                     -----------  -----------
    Total liabilities and partners' capital........................  $14,528,980  $15,392,027
                                                                     ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

           For the three and six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                 For the three months ended  For the six months ended
                                          June 30,                   June 30,
                                 -----------------------------------------------------
                                     2000           1999        2000          1999
                                 -------------  ------------------------- ------------
Income:
 Lease revenue.................  $     260,137  $    835,093 $   622,435  $  1,671,368
 Interest income...............         17,244        38,170      54,409        76,117
                                 -------------  ------------ -----------  ------------
    Total income...............        277,381       873,263     676,844     1,747,485
                                 -------------  ------------ -----------  ------------

Expenses:
 Depreciation..................        185,296       511,105     528,625     1,022,209
 Interest expense..............         77,422       107,712     179,003       236,152
 Equipment management fees--
  affiliate....................         13,007        41,754      31,122        83,568
 Operating expenses--
  affiliate....................        104,865        94,007     224,085       152,139
 Partnership's share of
  unconsolidated
  real estate venture's loss...          9,779            --      11,540            --
                                 -------------  ------------ -----------  ------------
    Total expenses.............        390,369       754,578     974,375     1,494,068
                                 -------------  ------------ -----------  ------------

Net income (loss)..............  $    (112,988) $    118,685 $  (297,531) $    253,417
                                 =============  ============ ===========  ============
Net income (loss)
 per limited partnership unit..  $        (.03) $        .04 $      (.09) $        .08
                                 =============  ============ ===========  ============



   The accompanying notes are an integral part of these financial statements.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                              2000        1999
                                                           ----------  ----------
Cash flows provided by (used in) operating activities:
Net income (loss)......................................... $ (297,531) $  253,417
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation............................................    528,625   1,022,209
  Partnership's share of unconsolidated real estate
   venture's loss.........................................     11,540          --
Changes in assets and liabilities
 Decrease in:
  Accounts receivable--affiliate..........................      4,888          --
 Increase (decrease) in:
  Accrued interest........................................    (14,871)    (21,717)
  Accrued liabilities.....................................   (691,183)    (51,623)
  Accrued liabilities--affiliate..........................     (9,317)     32,098
  Deferred rental income..................................    (85,324)     11,206
                                                           ----------  ----------
    Net cash provided by (used in) operating activities...   (553,173)  1,245,590
                                                           ----------  ----------

Cash flows used in investing activities:
  Investment in real estate venture....................... (1,800,000)         --
                                                           ----------  ----------
    Net cash used in investing activities................. (1,800,000)         --
                                                           ----------  ----------

Cash flows provided by (used in) financing activities:
  Proceeds from notes payable.............................    666,217          --
  Principal payments--notes payable.......................   (431,038) (1,424,706)
                                                           ----------  ----------
    Net cash provided by (used in) financing activities...    235,179  (1,424,706)
                                                           ----------  ----------
Net decrease in cash and cash equivalents................. (2,117,994)   (179,116)
Cash and cash equivalents at beginning of period..........  3,180,907   3,540,736
                                                           ----------  ----------
Cash and cash equivalents at end of period................ $1,062,913  $3,361,620
                                                           ==========  ==========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest................. $  193,874  $  257,869
                                                           ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)
Note 1--Basis of Presentation

   The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 1999 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and results of operations for the three and six month periods ended June 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

   At June 30, 2000, AIRFUND International Limited Partnership (the "Partnership") had $948,517 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

   Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 7 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $789,179 are due for the year ending June 30, 2001.

Note 4--Equipment

   The following is a summary of equipment owned by the Partnership at June 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2000 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment held for sale or re-lease. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                                  Remaining
                                                  Lease Term        Equipment,
              Equipment Type                       (Months)           at Cost
              --------------                      ----------        -----------
One McDonnell-Douglas MD-82 (Finnair).....            10            $ 6,881,219
One McDonnell-Douglas MD-82...............             0              6,881,219
Three Boeing 737-2H4......................             0              6,355,873
                                                                    -----------
                                           Total equipment cost      20,118,311
                                           Accumulated depreciation   8,440,704
                                                                    -----------
                                           Equipment, net of
                                           accumulated depreciation $11,677,607
                                                                    ===========

   The cost of each of the Partnership's aircraft represents a proportionate ownership interest. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

   Certain of the Partnership's aircraft and the related lease payment streams were used to secure the Partnership's term loans with third-party lenders. The preceding summary includes leveraged equipment having an aggregate original cost of approximately $13,762,000 and a net book value of $9,566,286 at June 30, 2000.

   At June 30, 2000, the three Boeing 737-2H4 jet aircraft and one of the McDonnell-Douglas MD-82 aircraft were held for sale or re-lease. These aircraft had a total cost of approximately $13,237,000 and a net book value of $6,894,322 at June 30, 2000. Each of the Partnership's interests in the Boeing 737 aircraft, formerly leased to Southwest Airlines Inc., had an original cost of approximately $2,119,000 and a net book value of $703,774 at June 30, 2000. The Partnership's interest in the McDonnell-Douglas MD-82 aircraft, formerly leased to Finnair OY, had an original cost of approximately $6,881,000 and a net book value of $4,783,000 at June 30, 2000. The aircraft were returned by the lessees upon their respective lease term expirations in December 1999 and January 2000. In July 2000, one of the Boeing 737 aircraft was sold, resulting in proceeds to the Partnership of approximately $846,000 and a net gain, for financial statement purposes, of approximately $142,000. The General Partner is attempting to remarket the remaining aircraft.

Note 5--Investment in Real Estate Venture

   On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32.0 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $1,800,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   Using the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants ("AICPA") in February 1986 entitled "ADC Arrangements" (the "Third Notice"), the Partnership has evaluated this investment to determine whether loan, joint venture or real estate accounting is appropriate. Such determination affects the Partnership's balance sheet classification of the investment and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risk and potential awards as those of owners or joint ventures. Emerging Issues Task Force ("EITF") 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development and Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to entities other than financial institutions.

   Based on the applicability of the Third Notice, EITF 86-21 and consideration of the economic substance of the transaction, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

   The Partnership's March 31, 2000 Form 10-Q previously reported the investment in real estate venture as a loan receivable and recorded interest income and receivable on the Partnership's March 31, 2000 financial statements. The financial statements below have been adjusted to account for the loan as an investment in real estate venture as of and for the three months ended March 31, 2000. The adjustments to the financial statements previously filed in the Partnership's March 31, 2000 Form 10-Q represent less than 1% of the Partnership's capital and include the reversal of $16,800 of interest income recorded on this loan and a recognition of $1,761 for the Partnership's share of losses in Echelon Residential Holdings.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                                 March 31, 2000
                                  (Unaudited)

ASSETS
Cash and cash equivalents.........................................  $ 1,212,344
Accounts receivable--affiliate....................................           24
Investment in real estate venture.................................    1,798,239
Equipment at cost, net of accumulated depreciation of $8,255,398..   11,862,913
                                                                    -----------
    Total assets..................................................  $14,873,520
                                                                    ===========

LIABILITIES AND PARTNERS' CAPITAL
Notes payable.....................................................  $ 3,719,591
Accrued interest..................................................       30,647
Accrued liabilities...............................................      232,264
Accrued liabilities--affiliate....................................        6,775
Deferred rental income............................................       81,840
                                                                    -----------
    Total liabilities.............................................    4,071,117
                                                                    -----------
Partners' capital (deficit):
 General Partner..................................................   (1,158,876)
 Limited Partnership Interests (3,040,000 Units; initial purchase
  price of $25 each)..............................................   11,961,279
                                                                    -----------
    Total partners' capital.......................................   10,802,403
                                                                    -----------
    Total liabilities and partners' capital.......................  $14,873,520
                                                                    ===========

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

                   For the three months ended March 31, 2000
                                  (Unaudited)

Income:
 Lease revenue....................................................... $ 362,298
 Interest income.....................................................    37,165
                                                                      ---------
    Total income.....................................................   399,463
                                                                      ---------

Expenses:
 Depreciation........................................................   343,319
 Interest expense....................................................   101,581
 Equipment management fees--affiliate................................    18,115
 Operating expenses--affiliate.......................................   119,230
 Partnership's share of unconsolidated real estate venture's loss....     1,761
                                                                      ---------
    Total expenses...................................................   584,006
                                                                      ---------

Net loss............................................................. $(184,543)
                                                                      =========
Net loss per limited partnership unit................................ $   (0.06)
                                                                      =========

   The Partnership's accompanying financial statements as of and for the six months ended June 30, 2000 are presented in accordance with the guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the six months ended June 30, 2000, the Partnership's share of losses is $11,540 and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

   The summarized financial information for Echelon Residential Holdings as of and for the six months ended June 30, 2000 is as follows:

                         (Unaudited)
      Total assets       $54,704,360
      Total liabilities  $50,914,020
      Total equity       $ 3,790,340

      Total revenues     $   905,751
      Total expenses     $ 2,593,700
      Net loss           $(1,687,949)

Note 6--Related Party Transactions

   All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                     For the six months ended
                                                             June 30,
                                                     -------------------------
                                                         2000         1999
                                                     ------------ ------------
Equipment management fees........................... $     31,122 $     83,568
Administrative charges..............................       21,205       45,619
Reimbursable operating expenses due to third
 parties............................................      202,880      106,520
                                                     ------------ ------------
  Total............................................. $    255,207 $    235,707
                                                     ============ ============

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

   All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2000, there were no funds owed to the Partnership from EFG.

Note 7--Notes Payable

   Notes payable at June 30, 2000 consisted of installment notes payable to banks of $3,485,292. The installment notes bear an interest rate of either 8.225% or a fluctuating interest rate based on LIBOR (approximately 6.52% at June 30, 2000) plus a margin. The Partnership has a balloon payment obligation at the expiration of the renewal lease term related to the aircraft on lease to Finnair OY of $432,267, which matures in April 2001. In addition, the Partnership has a balloon payment obligation of $2,320,824 which matures in August 2000. The General Partner is currently negotiating with the existing lender to extend the term of this indebtedness.This obligation is related to the Partnership's interest in a McDonnell-Douglas MD-82 aircraft that was returned in January 2000 upon its lease term expiration. This aircraft is being stored in a warehouse pending its remarketing. The carrying amount of notes payable approximates fair value at June 30, 2000.

All of the Partnership's debt matures during the year ending June 30, 2001.

Note 8--Legal Proceedings

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

Three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999

   As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three used commercial jet aircraft and a proportionate interest in a fourth aircraft, which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At June 30, 2000, the Partnership owned a proportionate interest in five aircraft, one of which is currently on lease. The four aircraft off lease and the remaining aircraft, upon expiration of its lease agreement, will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by Equis Financial Group Limited Partnership ("EFG") to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 7 to the financial statements presented in the Partnership's 1999 Annual Report. Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2004.

Results of Operations

   For the three and six months ended June 30, 2000, the Partnership recognized lease revenue of $260,137 and $622,435, respectively, compared to $835,093 and $1,671,368, respectively, for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted from the expiration of lease terms related to the Partnership's interest in three Boeing 737-2H4 aircraft and a McDonnell-Douglas MD-82 aircraft. The amount of future lease revenues in the near term will be dependent upon the results of ongoing remarketing efforts related to aircraft currently off lease. Subsequently, the Partnership's lease revenue is expected to decline due to aircraft sales and lease term expirations.

   The lease terms related to the three Boeing 737-2H4 aircraft, in which the Partnership holds a proportionate interest, expired on December 31, 1999. In July 2000, one of the Boeing 737-2H4 aircraft was sold resulting in approximately $846,000 of proceeds and a net gain, for financial statement purposes, of approximately $142,000 for the Partnership's proportional interest in the aircraft. The remaining two aircraft are currently being stored in a warehouse, while the General Partner pursues remarketing alternatives.

The Partnership recognized lease revenue of $625,104 related to these three aircraft during the six months ended June 30, 1999.

   One of the McDonnell-Douglas MD-82 aircraft, in which the Partnership holds a proportionate interest, is currently on lease to Finnair OY. This lease, which was renewed upon the expiration of the primary lease term in April 1999, will expire in April 2001. The Partnership recognized lease revenue of $526,119 and $522,541 related to this aircraft during the six months ended June 30, 2000 and 1999, respectively. The lease term associated with the second McDonnell-Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. That aircraft, which is being stored in a warehouse pending its remarketing, generated lease revenue to the Partnership of $96,316 and $523,723, respectively, during the six months ended June 30, 2000 and 1999.

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

   Interest income for the three and six months ended June 30, 2000 was $17,244 and $54,409, respectively, compared to $38,170 and $76,117 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. On March 8, 2000, the Partnership utilized $1,800,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein).The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

   During the three and six months ended June 30, 2000, the Partnership incurred interest expense of $77,422 and $179,003, respectively, compared to $107,712 and $236,152 for the same periods in 1999. Interest expense will continue to decrease in future periods as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

   Management fees were $13,007 and $31,122 for the three and six month periods ended June 30, 2000, respectively, compared to $41,754 and $83,568, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue.

   Operating expenses were $104,865 and $224,085, respectively, for the three and six months ended June 30, 2000 compared to $94,007 and $152,139, respectively, for the same periods in 1999. The primary reason for the increase in operating expenses from 1999 to 2000 is storage costs associated with the Partnership's off-lease aircraft. Operating expenses include administrative charges and professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, repairs and maintenance costs may be incurred in connection with aircraft being remarketed.

   Depreciation expense was $185,296 and $528,625, respectively, for the three and six months ended June 30, 2000, compared to $511,105 and $1,022,209 for the same periods in 1999.

   For the three and six months ended June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings is $9,779 and $11,540, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows
   The Partnership by its nature is a limited life entity. As an aircraft leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash outflow of $553,173 and a net cash inflow of $1,245,590 for the six months ended June 30, 2000 and 1999, respectively. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, will continue to incur costs to facilitate the remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term. See additional discussion below regarding a loan made by the Partnership to Echelon Residential Holdings in March 2000.

   At June 30, 2000, the Partnership was due aggregate future minimum lease payments of $789,179 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $3,485,292. (See Notes 3 and 7 to the financial statements.) At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement. See the discussion above regarding an aircraft sale in July 2000. In addition, the General Partner and EFG currently are attempting to remarket the three aircraft that are currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty.

   The Partnership obtained long-term financing in connection with the McDonnell Douglas MD-82 and the Boeing 737-2H4 aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization periods. As rental payments are collected, they are used to repay associated indebtedness. The Partnership has a balloon payment obligation of $432,267 related to the indebtedness associated with the McDonnell Douglas MD-82 aircraft leased to Finnair OY, which matures in April 2001. The debt associated with the Boeing 737-2H4 aircraft was fully amortized at December 31, 1999.

   In addition, in February 2000, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the indebtedness which matured in January 2000 associated with a McDonnell-Douglas MD-82 aircraft formerly leased to Finnair OY. In addition to refinancing the existing indebtedness of $3,370,000, the Programs received additional debt proceeds of $1,350,000 required to perform a D-Check on the aircraft. The Partnership received $666,217 from such proceeds. The note bears a fluctuating interest rate based on LIBOR plus a margin with interest payments due monthly. The Partnership's aggregate share of the refinanced and new indebtedness was $2,320,824, which matures in August 2000. The General Partner is currently negotiating with the existing lender to extend the term of this indebtedness. The aircraft was returned in January 2000 upon its lease term expiration and is currently being stored in a warehouse pending its remarketing.

   In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 7 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32.0 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $1,800,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   As discussed in Note 5 in the Partnership's financial statements, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss in Echelon Residential Holdings under the equity method of accounting.

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

   The management and remarketing of aircraft can involve, among other things, significant costs and lengthy remarketing initiatives. Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. At June 30, 2000, the Partnership had ownership interests in five commercial jet aircraft. Three of the aircraft are Boeing 737 aircraft formerly leased to Southwest Airlines, Inc. ("Southwest"). The lease agreements for each of these aircraft expired on December 31, 1999 and Southwest elected to return the aircraft. The aircraft are Stage 2 aircraft, meaning that they are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 737s, can approach $2.0 million. In July 2000, one of the Boeing 737 aircraft was sold. At this time, the General Partner is attempting to remarket the remaining Boeing 737 aircraft without further capital investment by either re-leasing the aircraft to a user outside of the United States or selling the aircraft as they are without retro-fitting the aircraft to conform to Stage 3 standards. The remaining two aircraft in the Partnership's portfolio already are Stage 3 compliant.

One of these aircraft had a lease term that expired in January 2000 and is being held in storage pending the outcome of ongoing remarketing efforts. The other aircraft has a lease term expiring in April 2001.

   The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes, generally referred to as permanent or timing differences. See Note 6 to the financial statements presented in the Partnership's 1999 Annual Report. For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences consisting of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

   For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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

Item 1.     Legal Proceedings
            Response:
            Refer to Note 8 to the financial statements herein.

Item 2.     Changes in Securities
            Response: None

Item 3.     Defaults upon Senior Securities
            Response: None

Item 4.     Submission of Matters to a Vote of Security Holders
            Response: None

Item 5.     Other Information
            Response: None

Item 6(a).  Exhibits
            27 Financial Data Schedule

Item 6(b).  Reports on Form 8-K
            Response: None

                                 EXHIBIT INDEX
                                 -------------

Exhibit     Description
-------     -----------
 27         Financial Data Schedule

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

                             AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                             By: AFG Aircraft Management Corporation, a
                                Massachusetts corporation and the General
                                Partner of the Registrant.

                                       /s/ Michael J. Butterfield
                             By: ______________________________________________
                                           Michael J. Butterfield
                              Treasurer of AFG Aircraft Management Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                             Date: August 14, 2000