Form 10-Q
period 2000-09-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 2000-11-14
CIK 842184

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   FORM 10-Q

                                     INDEX

                                                                                                       Page
                                                                                                       ----
PART I.   FINANCIAL INFORMATION:


            Item 1.  Financial Statements

                     Statement of Financial Position
                       at September 30, 2000 and December 31, 1999...............................         3


                     Statement of Operations
                       for the three and nine months ended September 30, 2000 and 1999...........         4


                     Statement of Cash Flows
                       for the nine months ended September 30, 2000 and 1999.....................         5


                     Notes to the Financial Statements............................................      6-9


            Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                      of Operations.............................................................      10-14


PART II.   OTHER INFORMATION:


            Items 1-6.............................................................................       15

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                                September 30,        December 31,
                                                                                    2000                1999
                                                                                ------------         -----------
ASSETS
Cash and cash equivalents................................................       $   1,436,960        $   3,180,907
Rents receivable.........................................................              62,200               -
Accounts receivable - affiliate..........................................              37,702                4,888
Accounts receivable - other..............................................             162,262               -
Investment in real estate venture........................................           1,759,277               -
Equipment at cost, net of accumulated depreciation of $7,266,175 and
    $7,912,079 at September 30, 2000 and December 31, 1999, respectively           10,733,512           12,206,232
                                                                                -------------        -------------
          Total assets...................................................       $  14,191,913        $  15,392,027
                                                                                =============        =============


LIABILITIES AND PARTNERS' CAPITAL
Notes payable............................................................       $   3,246,175        $   3,250,113
Accrued interest.........................................................              25,569               44,209
Accrued liabilities......................................................             927,316              922,069
Accrued liabilities-affiliate............................................              29,341               18,602
Deferred rental income...................................................              90,190              170,088
                                                                                -------------        -------------
          Total liabilities..............................................           4,318,591            4,405,081
                                                                                -------------        -------------
Partners' capital (deficit):
   General Partner.......................................................          (1,205,330)          (1,149,649)
   Limited Partnership Interests (3,040,000 Units; initial purchase
     price of $25 each)..................................................          11,078,652           12,136,595
                                                                                -------------        -------------
          Total partners' capital........................................           9,873,322           10,986,946
                                                                                -------------        -------------
          Total liabilities and partners' capital........................       $  14,191,913        $  15,392,027
                                                                                =============        =============

  The accompanying notes are an integral part of these financial statements.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                               For the three months ended         For the nine months ended
                                                     September 30,                      September 30,
                                                  2000             1999            2000              1999
                                              -------------    -------------    -------------    -------------
Income:
   Lease revenue...........................   $     352,390    $     840,415    $     974,825    $   2,511,783
   Interest income.........................          28,723           41,056           83,132          117,173
   Gain on sale of equipment...............         142,721            -              142,721           -
                                              -------------    -------------    -------------    -------------
          Total income.....................         523,834          881,471        1,200,678        2,628,956
                                              -------------    -------------    -------------    -------------
Expenses:
   Depreciation............................         240,321          515,286          768,946        1,537,495
   Interest expense........................          84,081           89,587          263,084          325,739
   Equipment management fees--affiliate.....         17,619           42,021           48,741          125,589
   Operating expenses--affiliate............        968,723           48,349        1,192,808          200,488
   Partnership's share of unconsolidated
     real estate venture's loss............          29,183            -               40,723           -
                                              -------------    -------------    -------------    -------------
          Total expenses...................       1,339,927          695,243        2,314,302        2,189,311
                                              -------------    -------------    -------------    -------------
Net (loss) income .........................   $    (816,093)   $     186,228    $  (1,113,624)   $     439,645
                                              =============    =============    =============    =============
Net (loss) income
   per limited partnership unit............   $       (0.26)   $        0.06    $       (0.35)   $        0.14
                                              =============    =============    =============    =============


  The accompanying notes are an integral part of these financial statements.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                2000                 1999
                                                                            ------------         -------------
Cash flows provided by (used in) operating activities:
Net (loss) income .....................................................     $  (1,113,624)       $     439,645
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
     Depreciation......................................................           768,946            1,537,495
     Gain on sale of equipment.........................................          (142,721)              -
     Partnership's share of unconsolidated real estate venture's loss..            40,723               -
Changes in assets and liabilities
   Increase in:
     Rents receivable..................................................           (62,200)            (104,184)
     Accounts receivable - affiliate...................................           (32,814)
     Accounts receivable - other.......................................          (162,262)              -
   Increase (decrease) in:
     Accrued interest..................................................           (18,640)             (29,905)
     Accrued liabilities...............................................             5,247              (85,177)
     Accrued liabilities - affiliate...................................            10,739                4,812
     Deferred rental income............................................           (79,898)              11,207
                                                                            -------------        -------------
          Net cash (used in) provided by operating activities..........          (786,504)           1,773,893
                                                                            -------------        -------------
Cash flows provided by (used in) investing activities:
     Investment in real estate venture.................................        (1,800,000)              -
     Proceeds from equipment sale......................................           846,495               -
                                                                            -------------        -------------
          Net cash used in investing activities........................          (953,505)              -
                                                                            -------------        -------------
Cash flows provided by (used in) financing activities:
     Principal payments - notes payable................................          (670,155)          (2,063,163)
     Proceeds from notes payable Principal payments - notes payable....           666,217
                                                                            -------------        -------------
          Net cash used in financing activities........................            (3,938)          (2,063,163)
                                                                            -------------        -------------
Net decrease in cash and cash equivalents..............................        (1,743,947)            (289,270)
Cash and cash equivalents at beginning of period.......................         3,180,907            3,540,736
                                                                            -------------       --------------
Cash and cash equivalents at end of period.............................     $   1,436,960        $   3,251,466
                                                                            =============       ==============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest............................     $     281,724        $     355,644
                                                                            =============        =============

  The accompanying notes are an integral part of these financial statements.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

     At September 30, 2000, AIRFUND International Limited Partnership (the "Partnership") had $1,320,604 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 7 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $5,478,766, which include the aircraft re-leases discussed in Note 4 herein, are due as follows:

                  For the year ending September 30,
                            2001......................      $1,890,375
                            2002......................       1,364,256
                            2003......................       1,331,699
                            2004......................         892,436
                                                            ----------
                                   Total .............      $5,478,766
                                                            ==========

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

Note 4--Equipment

     The following is a summary of equipment owned by the Partnership at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment held for sale or re-lease. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                                 Remaining
                                                                 Lease Term                Equipment,
           Equipment Type                                         (Months)                  at Cost
           --------------                                        ---------                 ---------
One McDonnell-Douglas MD-82 (Finnair).........                       10                $   6,881,219
One McDonnell-Douglas MD-82 (Aero Mexico).....                       47                    6,881,219
One Boeing 737-2H4  (Air Slovakia)............                       35                    2,118,625
One Boeing 737-2H4............................                        0                    2,118,624
                                                                                       -------------
                                                        Total equipment cost              17,999,687
                                                        Accumulated depreciation           7,266,175
                                                                                       -------------
                                                        Equipment, net of
                                                          accumulated depreciation     $  10,733,512
                                                                                       =============

     The cost of each of the Partnership's aircraft represents a proportionate ownership interest. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     Certain of the Partnership's aircraft and the related lease payment streams were used to secure the Partnership's term loans with third-party lenders. The preceding summary includes leveraged equipment having an aggregate original cost of approximately $13,762,000 and a net book value of $9,373,949 at September 30, 2000.

     The Partnership entered into a three year re-lease agreement with Air Slovakia for its proportionate interest in a Boeing 737-2H4 aircraft. Under the terms of this agreement, the Partnership will receive rents of $1,139,513 over the term of the lease. In addition, the Partnership entered into a four year re-lease agreement with Aero-Mexico for its proportionate interest in a McDonnell-Douglas MD-82 aircraft, effective September 2000. Under the terms of this agreement, the Partnership will receive rents of $3,813,134 over the term of the lease.

     At September 30, 2000, one Boeing 737-2H4 jet aircraft was held for sale or re-lease. The Partnership's interest in the Boeing 737 aircraft, formerly leased to Southwest Airlines Inc., had an original cost of $2,118,624 and a net book value of $679,782 at September 30, 2000. The aircraft was returned by the lessee upon the lease term expiration in December 1999 and was remarketed in October 2000.

Note 5--Investment in Real Estate Venture

     On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

Note 5--Investment in Real Estate Venture (continued)

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

     The Partnership's accompanying financial statements as of and for the three and nine months ended September 30, 2000 are presented in accordance with the guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the three and nine months ended September 30, 2000, the Partnership's share of losses is $29,183 and $40,723, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

     The summarized financial information for Echelon Residential Holdings as of September 30, 2000 and for the period March 8, 2000 (commencement of operations) through September 30, 2000 is as follows:

                                   (Unaudited)
                                  -------------
            Total assets......... $  63,457,759
            Total liabilities.... $  64,221,109
            Total deficit........ $    (763,350)

            Total revenues....... $   1,565,618
            Total expenses....... $   5,109,324
            Net loss............. $  (3,543,706)

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

Note 6--Related Party Transactions

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                              For the nine months ended
                                                                    September 30,
                                                                2000             1999
                                                                ----             ----
Equipment management fees................................    $     48,741      $  125,589
Administrative charges...................................          34,294          57,850
Reimbursable operating expenses due to third parties.....       1,158,514         142,638
                                                             ------------      ----------
     Total...............................................    $  1,241,549      $  326,077
                                                             ============      ==========


     All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2000, the Partnership was owed $37,702 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 2000.

Note 7--Notes Payable

     Notes payable at September 30, 2000 consisted of installment notes payable to banks of $3,246,175. The installment notes bear an interest rate of either 8.225% or a fluctuating interest rate based on LIBOR (approximately 6.62% at September 30, 2000) plus a margin. The Partnership has a balloon payment obligation at the expiration of the renewal lease term related to the aircraft on lease to Finnair OY of $432,267, which matures in April 2001. In addition, the Partnership has a balloon payment obligation of $2,320,824 which matured in August 2000. The General Partner is currently negotiating with the existing lender to extend the term of this indebtedness and the Partnership is currently paying interest-only on the outstanding debt amount. This obligation is related to the Partnership's interest in a McDonnell-Douglas MD-82 aircraft that was returned in January 2000 upon its lease term expiration and was re-leased in September 2000. The carrying amount of notes payable approximates fair value at September 30, 2000.

All of the Partnership's debt matures during the year ending September 30, 2001.

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

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three used commercial jet aircraft and a proportionate interest in a fourth aircraft, which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At September 30, 2000, the Partnership owned a proportionate interest in four aircraft, three of which are currently on lease. The aircraft off lease and the three remaining aircraft, upon expiration of their respective lease agreements, will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by Equis Financial Group Limited Partnership ("EFG") to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See
Note 7 to the financial statements presented in the Partnership's 1999 Annual Report. Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2004.

Results of Operations

     For the three and nine months ended September 30, 2000, the Partnership recognized lease revenue of $352,390 and $974,825, respectively, compared to $840,415 and $2,511,783, respectively, for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted from the expiration of lease terms related to the Partnership's interest in three Boeing 737-2H4 aircraft (one of which was sold in July 2000) and a McDonnell-Douglas MD-82 aircraft. See below for a detailed discussion of variances in lease revenue between the respective periods. The amount of lease revenue in the near term will increase due to the re-lease of the McDonnell-Douglas MD-82 aircraft and one of the Boeing 737-2H4 aircraft in September 2000. Subsequently, the Partnership's lease revenue is expected to decline due to primary and renewal lease term expirations and aircraft sales.

     The Partnership's aircraft interests represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

     The lease terms related to the three Boeing 737-2H4 aircraft, in which the Partnership held a proportionate interest, expired on December 31, 1999, and the aircraft were stored pending their remarketing. In July 2000, one of the Boeing 737-2H4 aircraft was sold resulting in $846,495 of proceeds and a net gain, for financial statement purposes, of $142,721 for the Partnership's proportional interest in the aircraft. In September 2000, one of the Boeing 737-2H4 aircraft was re-leased, with a lease term expiring in September 2003. Under the terms of this re-lease agreement, the Partnership will receive rents of approximately $1,139,513 over the term of the lease. The remaining Boeing 737-2H4 aircraft was remarketed in October 2000. The Partnership recognized lease revenue of $27,131 and $937,656, respectively, related to these three aircraft during the nine months ended September 30, 2000 and 1999.

     The lease term associated with the second McDonnell-Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000, with a lease term expiring in September 2004. Under the terms of this re-lease agreement, the Partnership will receive rents of approximately $3,813,134 over the term of the lease. This aircraft generated lease revenue to the Partnership of $158,515 and $788,527, respectively, during the nine months ended September 30, 2000 and 1999.

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

     Interest income for the three and nine months ended September 30, 2000 was $28,723 and $83,132, respectively, compared to $41,056 and $ 117,173 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. On March 8, 2000, the Partnership utilized $1,800,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein).The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     During the three and nine months ended September 30, 2000, the Partnership incurred interest expense of $84,081 and $263,084, respectively, compared to $89,587 and $325,739 for the same periods in 1999. Interest expense will continue to decrease in future periods as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were $17,619 and $48,741 for the three and nine month periods ended September 30, 2000, respectively, compared to $42,021 and $125,589, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue.

     Operating expenses were $968,723 and $1,192,808, respectively, for the three and nine months ended September 30, 2000 compared to $48,349 and $200,488, respectively, for the same periods in 1999. The primary reason for the increase in operating expenses from 1999 to 2000 is storage and remarketing costs associated with the Partnership's off-lease aircraft and approximately $664,000 accrued for the Partnership's proportionate share of the cost of a required D-check on the McDonnell-Douglas MD-82 aircraft leased to Finnair OY. In addition, 2000 operating expenses include approximately $40,000 of costs incurred in connection with the Class Action Lawsuit discussed in Note 7 to the financial statements presented in the Partnership's 1999 Annual Report. Operating expenses include administrative charges and professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, repairs and maintenance costs may be incurred in connection with aircraft being remarketed.

     Depreciation expense was $240,321 and $768,946, respectively, for the three and nine months ended September 30, 2000, compared to $515,286 and $1,537,495 for the same periods in 1999.

     For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings is $29,183 and $40,723, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity. As an aircraft leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash outflow of $786,504 and a net cash inflow of $1,773,893 for the nine months ended September 30, 2000 and 1999, respectively. In the near term, lease revenue is expected to increase due to the re-leases of aircraft discussed above. Subsequently, aircraft remarketing activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, will continue to incur costs to facilitate the remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term. See additional discussion below regarding a loan made by the Partnership to Echelon Residential Holdings in March 2000.

     Cash realized for asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30, 2000, the Partnership realized $846,495 in equipment sales proceeds. No assets sales occurred during in the same period in 1999. Future cash inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

     At September 30, 2000, the Partnership was due aggregate future minimum lease payments of $5,478,766 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $3,246,175. (See Notes 3 and 7 to the financial statements herein.) At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty.

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

     In addition, in February 2000, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the indebtedness which matured in January 2000 associated with a McDonnell-Douglas MD-82 aircraft formerly leased to Finnair OY. In addition to refinancing the existing indebtedness of $3,370,000, the Programs received additional debt proceeds of $1,350,000 required to perform a D-Check on the aircraft. The Partnership received $666,217 from such proceeds. The note bears a fluctuating interest rate based on LIBOR plus a margin with interest payments due monthly. The Partnership's aggregate share of the refinanced and new indebtedness was $2,320,824 which matured in August 2000. The General Partner is currently negotiating with the existing lender to extend the term of this indebtedness and the Partnership is currently paying interest-only on the outstanding debt amount. The aircraft was returned in January 2000 upon its lease term expiration and was re-leased in September 2000. See discussion above.

     In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 7 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

     As discussed in Note 5 to the Partnership's financial statements herein, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

     At September 30, 2000, the Partnership had ownership interests in four commercial jet aircraft. Two of the aircraft are Boeing 737 aircraft formerly leased to Southwest Airlines, Inc. ("Southwest"). The lease agreements for each of these aircraft expired on December 31, 1999 and Southwest elected to return the aircraft. In September 2000 and October 2000, the aircraft were re-leased and remarketed, respectively, to users outside of the United States. The remaining two aircraft in the Partnership's portfolio have lease agreements that expire in April 2001 and September 2004, respectively.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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


                      Date: November 14, 2000