Form 10-Q
period 2001-03-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 2001-05-21
CIK 842184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ----------------------


                           Commission File No. 0-18368

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                              04-3037350
---------------------------------------------              ---------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)

88 BROAD STREET, BOSTON, MA                                02110
---------------------------------------------              ---------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [X]    No   [ ]

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

              Statement of Financial Position
              at March 31, 2001 and December 31, 2000                          3

              Statement of Operations
              for the three months ended March 31, 2001 and 2000               4

              Statement of Cash Flows
              for the three months ended March 31, 2001 and 2000               5

              Notes to the Financial Statements                             6-11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12-18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk      18


PART II.  OTHER INFORMATION:

              Items 1 - 6                                                     19

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                                MARCH 31,        DECEMBER 31,
                                                                  2001               2000
                                                              ------------       ------------
ASSETS

Cash and cash equivalents                                     $  2,704,189       $  1,446,237
Rents receivable                                                    32,758            305,592
Accounts receivable - other                                             --            162,261
Accounts receivable - affiliate                                    230,163            110,767
Prepaid expenses                                                    48,283                 --
Investment in real estate venture                                1,626,432          1,663,374
Net investment in sales-type lease                                 611,531            795,780
Equipment at cost, net of accumulated depreciation
  of $6,259,988 and $6,043,660 at March 31, 2001
  and December 31, 2000, respectively                            9,621,074          9,837,402
                                                              ------------       ------------

      Total assets                                            $ 14,874,430       $ 14,321,413
                                                              ============       ============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                 $  3,944,585       $  3,002,142
Accrued interest                                                       391             23,705
Accrued liabilities                                                895,222          1,402,949
Accrued liabilities - affiliate                                     30,788             27,070
Deferred rental income                                              86,225             90,190
                                                              ------------       ------------
     Total liabilities                                           4,957,211          4,546,056
                                                              ------------       ------------

Partners' capital (deficit):
   General Partner                                              (1,203,135)        (1,210,228)
   Limited Partnership Interests
   (3,040,000 Units; initial purchase price of $25 each)        11,120,354         10,985,585
                                                              ------------       ------------
     Total partners' capital                                     9,917,219          9,775,357
                                                              ------------       ------------

     Total liabilities and partners' capital                  $ 14,874,430       $ 14,321,413
                                                              ============       ============


   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)


                                                       2001           2000
                                                    ---------      ---------

INCOME

Operating lease revenue                             $ 602,662      $ 362,298
Sales-type lease revenue                               11,096             --
Interest income                                        21,004         37,165
                                                    ---------      ---------
       Total income                                   634,762        399,463
                                                    ---------      ---------

EXPENSES

Depreciation                                          216,328        343,319
Interest expense                                       57,580        101,581
Equipment management fees - affiliate                  35,589         18,115
Operating expenses - affiliate                        146,461        119,230
Partnership's share of unconsolidated
  real estate venture's loss                           36,942          1,761
                                                    ---------      ---------
       Total expenses                                 492,900        584,006
                                                    ---------      ---------

Net income (loss)                                   $ 141,862      $(184,543)
                                                    =========      =========

Net income (loss) per limited partnership unit      $    0.04      $   (0.06)
                                                    =========      =========
Cash distributions declared
   per limited partnership unit                     $      --      $      --
                                                    =========      =========


   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)


                                                                  2001              2000
                                                              -----------       -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)                                             $   141,862       $  (184,543)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                    216,328           343,319
  Sales-type lease revenue                                        (11,096)               --
  Partnership's share of unconsolidated
    real estate venture's loss                                     36,942             1,761
Changes in assets and liabilities:
  Rents receivable                                                272,834                --
  Accounts receivable - other                                     162,261                --
  Accounts receivable - affiliate                                (119,396)            4,864
  Prepaid expenses                                                (48,283)               --
  Collections on net investment in in sales-type lease            195,345                --
  Accrued interest                                                (23,314)          (13,562)
  Accrued liabilities                                            (507,727)         (689,805)
  Accrued liabilities - affiliate                                   3,718           (11,827)
  Deferred rental income                                           (3,965)          (88,248)
                                                              -----------       -----------
     Net cash provided by (used in) operating activities          315,509          (638,041)
                                                              -----------       -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Investment in real estate venture                                      --        (1,800,000)
                                                              -----------       -----------
     Net cash used in investing activities                             --        (1,800,000)
                                                              -----------       -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from notes payable                                     1,671,867           666,217
Principal payments - notes payable                               (729,424)         (196,739)
                                                              -----------       -----------
     Net cash provided by financing activities                    942,443           469,478
                                                              -----------       -----------

Net increase (decrease) in cash and cash equivalents            1,257,952        (1,968,563)
Cash and cash equivalents at beginning of period                1,446,237         3,180,907
                                                              -----------       -----------
Cash and cash equivalents at end of period                    $ 2,704,189       $ 1,212,344
                                                              ===========       ===========

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                      $    80,894       $   115,143
                                                              ===========       ===========

See Note 8 to the financial Statements regarding the refinancing of the Partnership's notes payable in February 2001.


   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2001

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2001 and December 31, 2000 and results of operations for the three month periods ended March 31, 2001 and 2000 have been made and are reflected.

NOTE 2 - CASH

At March 31, 2001, AIRFUND International Limited Partnership (the "Partnership") had $2,423,616 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

NOTE 3 - REVENUE RECOGNITION

Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. The majority of the leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 9 to the financial statements regarding the Class Action Lawsuit. Future minimum rents for operating leases of $4,270,519 are due as follows:

                   For the year ending March 31, 2002           $1,364,256
                                                 2003            1,364,256
                                                 2004            1,136,354
                                                 2005              405,653
                                                                ----------

                                                 Total          $4,270,519
                                                                ==========

Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Future minimum lease payments for the sales-type lease of $650,357 are due through the date of the lease expiration in January 2002.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                 MARCH 31, 2001

                                   (UNAUDITED)

NOTE 4 - EQUIPMENT

The following is a summary of equipment owned by the Partnership at March 31, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2001 under contracted lease terms. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                       REMAINING
                                                         LEASE
                                                          TERM           EQUIPMENT
                    EQUIPMENT TYPE                      (MONTHS)          AT COST
------------------------------------------------       ----------     --------------
McDonnell-Douglas MD-82 (Finnair)                           1         $    6,881,219
McDonnell-Douglas MD-82
     (Aerovias de Mexico, S.A. de C.V.)                    41              6,881,219
Boeing 737-2H4 (Air Slovakia)                              29              2,118,624
                                                                      --------------
       Total equipment cost                                               15,881,062
       Accumulated depreciation                                           (6,259,988)
                                                                      --------------

       Equipment, net of accumulated depreciation                     $    9,621,074
                                                                      ==============

The cost of each of the Partnership's aircraft represents a proportionate ownership interest. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

One of the Partnership's aircraft and the related lease payment stream secures the Partnership's loan with a third-party lender (see Note 8). The preceding summary includes leveraged equipment having an aggregate original cost of $6,881,219 and a net book value of $4,494,639 at March 31, 2001.

At March 31, 2001, all of the Partnership's aircraft were subject to contracted leases. In April 2001, the lease with Finnair OY related to the McDonnell-Douglas MD-82 aircraft, in which the Partnership holds an interest, expired and the aircraft was returned to the General Partner. The General Partner is attempting to remarket this aircraft.

NOTE 5 - INVESTMENT IN REAL ESTATE VENTURE

On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

The Partnership's original loan was $1,800,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                 MARCH 31, 2001

                                   (UNAUDITED)


Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

The loan is presented, in accordance with the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants in February 1986 entitled "ADC Arrangements", as an investment in real estate venture and is presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership is allocated its proportionate share of the unconsolidated real estate venture's net income or loss, adjusted for interest on the ADC arrangements, based on the balance of its ADC arrangement in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the periods ended March 31, 2001 and 2000, the Partnership's share of losses in Echelon Residential Holdings were $36,942 and $1,761, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss."

The Partnership took into consideration the following characteristics of the loan in determining that the loan should be accounted for as an investment in a real estate venture: (i) the Exchange Partnerships who made the loans collectively have provided substantially all of the necessary funds to acquire the underlying properties without taking title to such properties, (ii) by virtue of a pledged security interest in the wholly owned subsidiary of Echelon Residential Holdings that holds title to the properties, the Partnership's loan is secured only by the underlying properties, (iii) Echelon Residential Holdings will only repay the Partnership at maturity, including all interest accrued on the loan through maturity, (iv) it is expected that Echelon Residential Holdings can only repay the loan through sales of undeveloped and developed property; and
(v) the structure of the loan (i.e. no payments due until maturity) makes it unlikely that the properties will be taken in foreclosure as a result of delinquency.

The summarized financial information for Echelon Residential Holdings as of March 31, 2001 and for the quarter ended March 31, 2001 is as follows:

                                                        (Unaudited)

          Total assets                                 $ 72,861,183
          Total liabilities                            $ 76,780,082
          Minority interest                            $  1,906,448
          Total deficit                                $ (5,825,347)

          Total revenues                               $  1,063,439
          Total expenses, minority interest
            and equity in loss of unconsolidated
            joint venture                              $  3,096,648
          Net loss                                     $ (2,033,209)

NOTE 6 - NET INVESTMENT IN SALES-TYPE LEASE

The Partnership's net investment in a sales-type lease is the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft was recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the quarter ended March 31, 2001, the Partnership recognized sales-type lease revenue of $11,096 for this lease. At March 31, 2001, the components of the net investment in the sales-type lease are as follows:

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                 MARCH 31, 2001

                                   (UNAUDITED)


     Total minimum lease payments to be received                       $ 650,357
     Less:  Unearned income                                               38,826
                                                                       ---------

      Total                                                            $ 611,531
                                                                       =========

Unearned income is being amortized to revenue over the lease term, expiring in January 2002.

NOTE 7 - RELATED PARTY TRANSACTIONS

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2001 and 2000, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                  2001          2000
                                                --------      --------

     Equipment management fees                  $ 35,589      $ 18,115
     Administrative charges                       13,089         8,116
     Reimbursable operating expenses
         due to third parties                    133,372       111,114
                                                --------      --------

                    Total                       $182,050      $137,345
                                                ========      ========

All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 2001, the Partnership was owed $230,163 by EFG for such funds. The funds were remitted to the Partnership in April 2001.

NOTE 8 - NOTE PAYABLE

The Partnership has one note payable outstanding at March 31, 2001 in the amount of $3,944,585. This installment note is non-recourse and is collateralized by Partnership's interest in an aircraft leased to Aerovias de Mexico, S. A. de C.V. and assignment of the related lease payments. This indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $1,337,875 in September 2004.

In February 2001, the Partnership and certain affiliated investment programs (collectively "the Programs") refinanced the outstanding indebtedness and accrued interest related to the aircraft on lease to Aerovias de Mexico, S.A. de C.V. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $4,011,791 including $2,339,924 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $1,671,867 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft then on lease to Finnair OY of $433,178 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000.

Management believes that the carrying amount of the note payable approximates fair value at March 31, 2001 based on its experience and understanding of the market for instruments with similar terms.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                 MARCH 31, 2001

                                   (UNAUDITED)


The annual maturities of the note payable are as follows:

For the year ending March 31, 2002                 $   695,480
                              2003                     750,590
                              2004                     810,067
                              2005                   1,688,448
                                                   -----------

                              Total                $ 3,944,585
                                                   ===========

NOTE 9 - LEGAL PROCEEDINGS

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

On March 12, 2001, after a status conference and hearing, the Court issued an order that required the parties, no later than May 15, 2001, to advise the Court on (a) whether the Securities and Exchange Commission ("SEC") has completed its review of the solicitation statement and related materials submitted to the SEC in connection with the proposed settlement, and (b) whether parties request the Court to schedule a hearing for final approval of the proposed settlement or are withdrawing the proposed settlement from judicial consideration and resuming the litigation of the Plaintiffs' claims. The Court also directed the parties to use their best efforts to assist the SEC so that its regulatory review may be completed on or before May 15, 2001. The Court continued the Final Approval Settlement Hearing until a date to be scheduled in July 2001 after receipt from the parties of a request to schedule a hearing. There are a number of issues to be resolved with the staff of the SEC before the staff's review of the solicitation materials is completed.

On May 11, 2001, the general partners of the partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(c) of the Investment Company Act of 1940, as amended (the "1940 Act"). The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company to offer or sell or purchase any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and American Income Partners V-B Limited Partnership, they may have become investment companies when they received the Semele Group Inc. ("Semele") securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advise, do not believe that the Designated Partnerships are investment companies.

                   AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                 MARCH 31, 2001

                                   (UNAUDITED)

The letter also stated that the Division is considering enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit are scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff's views, as expressed in the letter, are relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement.

The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, counsel is willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the staff's May 10, 2001 letter.

Plaintiffs' Counsel also submitted a Plaintiffs' Status Report to the court on May 15, 2001 in which they reported that the SEC review has not been concluded and that they notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intend to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Plaintiffs' Counsel stated in the Report that the "[p]laintiffs continue to believe that the settlement is in the best interests of the Operating Partnership Sub-class. However, since the SEC has yet to complete its review of the proxy, the Plaintiffs do not believe that the litigation should continue to be stayed so that the SEC may continue its regulatory review for an indefinite period of time." Plaintiffs requested a pre-trial conference to schedule filing of Plaintiffs' motion for class certification on or before May 29, 2001 and resumption of merits discovery and discovery related to the class certification motion.

Apart from the language of the order, the Court has not stated what action it might order if the SEC's review were not completed by May 15, 2001. If the Court were to decline to continue the date for the Final Approval Settlement Hearing and there is no settlement alternative offered by the parties that meets the Court's approval, the Court may direct that the parties resume the litigation and abandon the proposed settlement and consolidation.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this quarterly report of AIRFUND International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 9 to the accompanying financial, the remarketing of the Partnership's aircraft, and the performance of the Partnership's non-aircraft assets.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. If necessary, the Partnership intends to avoid being deemed an investment company by disposing or acquiring certain assets that it might not otherwise dispose or acquire.

On May 11, 2001, the general partners of the partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(c) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company to offer or sell or purchase any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and American V-B Limited Partnership, they may have become investment companies when they received the Semele Group Inc. ("Semele") securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Designated Partnerships are investment companies.

The letter also stated that the Division is considering enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit are scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff's views, as expressed in the letter, are relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement.

The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, counsel is willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the SEC staff's May 10, 2001 letter.

Plaintiffs' Counsel also submitted a Plaintiffs' Status Report to the court on May 15, 2001 in which they reported that the SEC review has not been concluded and that they notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intend to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Plaintiffs' Counsel stated in the Report that the "[p]laintiffs continue to believe that the settlement is in the best interests of the Operating Partnership Sub-class. However, since the SEC has yet to complete its review of the proxy, the Plaintiffs do not believe that the litigation should continue to be stayed so that the SEC may continue its regulatory review for an indefinite period of time." Plaintiffs requested a pre-trial conference to schedule filing of Plaintiffs' motion for class certification on or before May 29, 2001 and resumption of merits discovery and discovery related to the class certification motion. See Note 9 to the financial statements for additional discussion.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000:

As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three-used commercial jet aircraft and a proportionate interest in a fourth aircraft, which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At March 31, 2001, the Partnership's equipment portfolio included proportionate ownership interests in three aircraft, all of which were on lease at that date. In April 2001, the lease term for one of these aircraft expired and the aircraft was returned by the lessee (see discussion below). The aircraft off lease and the remaining aircraft, upon expiration of their lease agreements, will be re-leased or sold depending on prevailing market conditions. In addition, in 2000 the Partnership entered into conditional sales agreement related to its interest in an aircraft. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. (See Note 9 to the financial statements.) Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2004.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, the Partnership recognized operating lease revenue of $602,662 compared to $362,298 for the same period in 2000. The increase in lease revenue from 2000 to 2001 resulted from the re-lease of certain of the Partnership's aircraft, as discussed below. In the future, operating lease revenue is expected to decline due to lease term expirations and aircraft sales.

The lease term associated with the Boeing 737-2H4, in which the Partnership holds an ownership interest, expired in December 1999. The aircraft was re-leased in September 2000 to Air Slovakia BWJ Ltd., with a lease term expiring in September 2003. The Partnership recognized operating lease revenue of $97,673 for the quarter ended March 31, 2001 related to its interest in this aircraft.

The lease term associated with a McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000 to Aerovias de Mexico, S.A. de C.V., with a lease term expiring in September 2004. The Partnership recognized operating lease revenue of $243,392 and $96,316 related to this aircraft during the three months ended March 31, 2001 and 2000, respectively.

A second McDonnell-Douglas MD-82 aircraft, in which the Partnership holds a proportionate interest, was leased to Finnair OY though April 2001. In April 2001, the lessee returned the aircraft, which the General Partner is attempting to remarket.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. This aircraft had been stored in the warehouse from January 2000 through the date of the conditional sale in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three months ended March 31, 2001, the Partnership recognized sales-type lease revenue of $11,096.

The Partnership's aircraft interests represent proportionate ownership interests. The remaining interests are owned by an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

Interest income for the three months ended March 31, 2001 was $21,004 compared to $37,165 for the same period in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

The ultimate realization of residual value for the Partnership's aircraft is dependent upon many factors, including EFG's ability to sell and re-lease the aircraft. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from aircraft values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

The total economic value realized upon final disposition of each aircraft is comprised of all primary lease term revenue generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of any future gain or loss reported in the financial statements will not necessarily be indicative of the total residual value the Partnership achieved from leasing the aircraft.

For the three months ended March 31, 2001 and 2000, the Partnership incurred interest expense of $57,780 and $101,581, respectively. Interest expense in the near term will increase as a result of the Partnership's debt refinancing in February 2001 as described below. Subsequently, interest expense will decline as the principal balance of the note payable is reduced through the application of rent receipts to the outstanding debt.

Management fees were $35,589 and $18,115, respectively, during the periods ended March 31, 2001 and 2000. Management fees are based on 5% of gross lease revenue generated by leases and 2% of gross revenue generated by full payout leases.

Operating expenses were $146,461 and $119,230 for the three months ended March 31, 2001 and 2000, respectively. In 2001, operating expenses included approximately $27,000 related to the Class Action Lawsuit discussed in Note 9 to the financial statements herein. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

Depreciation expense was $216,328 for the three months ended March 31, 2001, compared to $343,319 for the same period in 2000.

For the three months ended March 31, 2001 and 2000, the Partnership's share of losses in Echelon Residential Holdings were $36,942 and $1,761, respectively. The losses are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash inflow of $315,509 and a net cash outflow of $638,041 for the three months ended March 31, 2001 and 2000, respectively. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, may continue to incur significant costs to facilitate the remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

At March 31, 2001, the Partnership was due aggregate future minimum lease payments of $4,920,876 from contractual operating and sales-type lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $3,944,585 (see Note 8 to the financial statements). At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement when considered advantageous by the General Partner and EFG. In addition, the General Partner and EFG currently are attempting to remarket the aircraft that is currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party.

In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 9 to the financial statements, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $1,800,000 to a newly formed real estate company, Echelon Residential Holdings, to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

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

The Restated Agreement, as amended, prohibits the Partnership from making loans to the General Partner or its affiliates. Since the acquisition of the several parcels of real estate from the owner had to occur prior to the admission of certain independent third parties as equity owners, Echelon Residential Holdings and its wholly owned subsidiary, Echelon Residential LLC, were formed in anticipation of their admission. The General Partner agreed to an officer of the Manager serving as the initial equity holder of Echelon Residential Holdings and as an unpaid manager of Echelon Residential Holdings. The officer made a $185,465 equity investment in Echelon Residential Holdings. His return on his equity investment is restricted to the same rate of return as the partnerships realize on their loans. There is a risk that the court may object to the general partner's action in structuring the loan in this way since the officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.

The Partnership obtained long-term financing in connection with certain aircraft. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities in the accompanying Statement of Cash Flows. The Partnership's outstanding loan agreement is recourse only to the specific aircraft financed and to the minimum rental payments contracted to be received during the debt amortization period (which coincides with the lease term). As rental payments are collected, a portion or all of the rental payment is used to repay associated indebtedness. In the near term, the amount of cash used to repay the debt obligation will increase due to the refinancing discussed below. Subsequently the amount of cash used will decline as the principal balance of the note payable is reduced through the collection and application of rents.

In February 2001, the Partnership's and certain affiliated investment programs collectively, (the "Programs") refinanced the outstanding indebtedness and accrued interest related to the aircraft. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $4,011,791 including $2,339,924 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $1,671,867 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft then on lease to Finnair OY of $433,178 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $1,337,875 in September 2004. In the three months ended March 31, 2000, the Partnership refinanced the indebtedness associated with the same aircraft and, in addition to refinancing the existing indebtedness, received additional debt proceeds of $666,217.

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

At March 31, 2001, the Partnership's equipment portfolio included ownership interests in three commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, the aircraft was re-leased to Air Slovakia BWJ, Ltd. through September 2003. The remaining two aircraft in the Partnership's portfolio already are Stage 3 compliant. These aircraft have lease terms expiring in April 2001 (see discussion above) and September 2004, respectively.

In any given year, it is possible that Recognized Owners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Recognized Owners adequate to cover any tax obligation.

The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 8 to the financial statements presented in the Partnership's 2000 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences consisting of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal components of the cumulative difference between financial statement income or loss and tax income or loss result from different depreciation policies for book and tax purposes and different treatment for book and tax purposes related to the real estate venture.

For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 2001. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance, which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

The Partnership is a Nominal Defendant in a Class Action Lawsuit described in
Note 9 to the accompanying financial statements. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, the General Partner will continue to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership has one note payable outstanding at March 31, 2001 which bears a fixed interest rate of 7.65%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership in the quarter ended March 31, 2001 was not material.

The Partnership's acquisition, development and construction loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in the quarter ended March 31, 2001 was not material.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 1.                     Legal Proceedings
                            Response:

                            Refer to Note 9 to the financial statements herein.

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

Item 4.                     Submission of Matters to a Vote of Security Holders
                            Response:  None

Item 5.                     Other Information
                            Response:  None

Item 6(a).                  Exhibits
                            Response:  None

Item 6(b).                  Reports on Form 8-K
                            Response:  None

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    AIRFUND International Limited Partnership

                By:   AFG Aircraft Management Corporation, a
                      Massachusetts corporation and the General
                      Partner of the Registrant.

                By:   /s/ MICHAEL J. BUTTERFIELD
                      ----------------------------------------------------------
                      Michael J. Butterfield
                      Treasurer of AFG Aircraft Management Corporation
                      (Duly Authorized Officer and
                      Principal Financial and Accounting Officer)


                Date: MAY 21, 2001
                      ----------------------------------------------------------