Form 10-Q
period 2001-06-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 2001-08-14
CIK 842184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended      JUNE 30, 2001
                                               ------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from to       .
                                                     --------


                           Commission File No. 0-18368

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
                    -----------------------------------------
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


Registrant's  telephone  number,  including  area  code     (617)  854-5800
                                                        -------------------


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes           No

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX





PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2001 and December 31, 2000                        3

                Statement of Operations
                for the three and six months ended June 30, 2001 and 2000     4

                Statement of Cash Flows
                for the six months ended June 30, 2001 and 2000               5

                Notes to the Financial Statements                             6


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         13

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      19


PART II. OTHER INFORMATION:

     Item 1 - 6                                                              20

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                            June 30,     December 31,
                                                              2001           2000
ASSETS

Cash and cash equivalents                                 $ 3,302,596   $   1,446,237
Rents receivable                                               16,087         305,592
Accounts receivable - other                                    49,922         162,261
Accounts receivable - affiliate                               454,072         110,767
Prepaid expenses                                               33,798               -
Investment in real estate venture                           1,584,990       1,663,374
Net investment in sales-type lease                            427,282         795,780
Equipment at cost, net of accumulated depreciation
  of $7,433,316 and $6,043,660 at June 30, 2001
  and December 31, 2000, respectively                       8,447,746       9,837,402
                                                          ------------  --------------

      Total assets                                        $14,316,493   $  14,321,413
                                                          ============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                             $ 3,782,167   $   3,002,142
Accrued interest                                               24,915          23,705
Accrued liabilities                                         1,560,156       1,402,949
Accrued liabilities - affiliate                                36,018          27,070
Deferred rental income                                         49,922          90,190
                                                          ------------  --------------
     Total liabilities                                      5,453,178       4,546,056
                                                          ------------  --------------

Partners' capital (deficit):
   General Partner                                         (1,255,830)     (1,210,228)
   Limited Partnership Interests
   (3,040,000 Units; initial purchase price of $25 each)   10,119,145      10,985,585
                                                          ------------  --------------
     Total partners' capital                                8,863,315       9,775,357
                                                          ------------  --------------

     Total liabilities and partners' capital              $14,316,493   $  14,321,413
                                                          ============  ==============









   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


                                       For the three months ended  For the six months ended
                                                June 30,                June 30,


                                           2001         2000        2001         2000
INCOME

Operating lease revenue                $   427,289   $ 260,137   $1,029,951   $ 622,435
Sales-type lease revenue                    11,097           -       22,193           -
Interest income                             34,426      17,244       55,430      54,409
                                       ------------  ----------  -----------  ----------
  Total income                             472,812     277,381    1,107,574     676,844
                                       ------------  ----------  -----------  ----------

EXPENSES

Depreciation                               216,328     185,296      432,656     528,625
Write-down of equipment                    957,000           -      957,000           -
Interest expense                           105,498      77,422      163,078     179,003
Equipment management fees - affiliate       35,443      13,007       71,032      31,122
Operating expenses - affiliate             171,005     104,865      317,466     224,085
Partnership's share of unconsolidated
  real estate venture's loss                41,442       9,779       78,384      11,540
                                       ------------  ----------  -----------  ----------
  Total expenses                         1,526,716     390,369    2,019,616     974,375
                                       ------------  ----------  -----------  ----------

Net loss                               $(1,053,904)  $(112,988)  $ (912,042)  $(297,531)
                                       ============  ==========  ===========  ==========



Net loss per limited partnership unit  $     (0.33)  $   (0.03)  $    (0.29)  $   (0.09)
                                       ============  ==========  ===========  ==========
Cash distributions declared
   per limited partnership unit        $        --   $      --   $       --   $      --
                                       ============  ==========  ===========  ==========














   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                                              2001          2000
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss                                                   $ (912,042)  $  (297,531)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                                432,656       528,625
  Write-down of equipment                                     957,000
  Sales-type lease revenue                                    (22,193)            -
  Partnership's share of unconsolidated
    real estate venture's loss                                 78,384        11,540
Changes in assets and liabilities:
  Rents receivable                                            289,505             -
  Accounts receivable - other                                 112,339             -
  Accounts receivable - affiliate                            (343,305)        4,888
  Prepaid expenses                                            (33,798)            -
  Collections on net investment in sales-type lease           390,691             -
  Accrued interest                                              1,210       (14,871)
  Accrued liabilities                                         157,207      (691,183)
  Accrued liabilities - affiliate                               8,948        (9,317)
  Deferred rental income                                      (40,268)      (85,324)
                                                           -----------  ------------
    Net cash provided by (used in) operating activities     1,076,334      (553,173)
                                                           -----------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Investment in real estate venture                                   -    (1,800,000)
                                                           -----------  ------------
    Net cash used in investing activities                           -    (1,800,000)
                                                           -----------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                 1,671,867       666,217
Principal payments - notes payable                           (891,842)     (431,038)
                                                           -----------  ------------
    Net cash provided by financing activities                 780,025       235,179
                                                           -----------  ------------

Net increase (decrease) in cash and cash equivalents        1,856,359    (2,117,994)
Cash and cash equivalents at beginning of period            1,446,237     3,180,907
                                                           -----------  ------------
Cash and cash equivalents at end of period                 $3,302,596   $ 1,062,913
                                                           ===========  ============

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                   $  161,868   $   193,874
                                                           ===========  ============


See Note 8 to the financial statements regarding the refinancing of the Partnership's notes payable in February 2001.

   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001


                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule
10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2001 and December 31, 2000 and results of operations for the three and six month periods ended June 30, 2001 and 2000 have been made and are reflected. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.


NOTE  2  -  CASH
----------------

At June 30, 2001, AIRFUND International Limited Partnership (the "Partnership") had $3,204,896 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  3  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. The majority of the leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 9 to the financial statements regarding the Class Action Lawsuit. Future minimum rents for operating leases of $3,929,454 are due as follows:

For the year ending June 30,   2002  $1,364,256
                               2003   1,364,256
                               2004   1,038,681
                               2005     162,261
                                     ----------

 .                             Total  $3,929,454
                                     ==========


Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method, which produces a constant periodic rate of return on the outstanding investment in the lease. Future minimum lease payments for the sales-type lease of $455,012 are due through the date of the lease expiration in January 2002.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                 MARCH 31, 2001

                                   (UNAUDITED)



NOTE  4  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at June 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2001 under contracted lease terms. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                              Remaining
                                                Lease
                                                 Term      Equipment
                      Equipment Type           (Months)     at Cost
--------------------------------------------  ----------  ------------
McDonnell Douglas MD-82 (Off Lease)                    0  $ 6,881,219
McDonnell Douglas MD-82
     (Aerovias de Mexico, S.A. de C.V.)               38    6,881,219
Boeing 737-2H4 (Air Slovakia)                         26    2,118,624
                                                          ------------
 Total equipment cost                                  .   15,881,062
 Accumulated depreciation                              .   (7,433,316)
                                                          ------------
 Equipment, net of accumulated depreciation            .  $ 8,447,746
                                                          ============


The cost of each of the Partnership's aircraft represents a proportionate ownership interest. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

One of the Partnership's aircraft and the related lease payment stream secures the Partnership's loan with a third-party lender (see Note 8). The preceding summary includes leveraged equipment having an aggregate original cost of approximately $6,881,000 and a net book value of approximately 4,399,000 at June 30, 2001.

The summary above includes the Partnership's interest in a McDonnell Douglas MD-82 aircraft, which had been leased to Finnair OY through April 2001. The Partnership's interest in this aircraft had an original cost of approximately $6,881,000 and a net book value of approximately $3,441,000 at June 30, 2001. Upon expiration of the lease, the aircraft was returned to the General Partner. The General Partner is attempting to remarket this aircraft.

The Partnership accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the three months ended June 30, 2001, the Partnership recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in the McDonnell Douglas MD-82 aircraft discussed above. The resulting charge of $957,000 was based on a comparison of estimated fair value and carrying value of the Partnership's interest in the aircraft.

NOTE  5  -  INVESTMENT  IN  REAL  ESTATE  VENTURE
-------------------------------------------------

On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings LLC (''Echelon Residential Holdings''), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $1,800,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International
Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan is presented, in accordance with the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants in February 1986 entitled "ADC Arrangements", as an investment in real estate venture and is presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership is allocated its proportionate share of the unconsolidated real estate venture's net income or loss, adjusted for interest on the ADC arrangements, based on the balance of its ADC arrangement in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the six month periods ended June 30, 2001 and 2000, the Partnership's share of losses in Echelon Residential Holdings were $78,384 and $11,540, respectively, and are reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss."
The Partnership took into consideration the following characteristics of the loan in determining that the loan should be accounted for as an investment in a real estate venture: (i) the Exchange Partnerships who made the loans collectively have provided substantially all of the necessary funds to acquire the underlying properties without taking title to such properties, (ii) by virtue of a pledged security interest in the wholly owned subsidiary of Echelon Residential Holdings that holds title to the properties, the Partnership's loan is secured only by the underlying properties, (iii) Echelon Residential Holdings will only repay the Partnership at maturity, including all interest accrued on the loan through maturity, (iv) it is expected that Echelon Residential Holdings can only repay the loan through sales of undeveloped and developed property; and
(v) the structure of the loan (i.e. no payments due until maturity) makes it unlikely that the properties will be taken in foreclosure as a result of delinquency.

The summarized financial information for Echelon Residential Holdings as of and for the periods ended June 30, 2001 and 2000, respectively, is as follows:

                                                  (Unaudited)
                                As  of  and  for  the  periods  ended
                                                   June 30,

                                             2001          2000
                                         ------------  ------------
Total assets                             $79,159,776   $54,704,360
Total liabilities                        $85,455,528   $48,386,270
Minority interest                        $ 1,782,982   $ 2,527,750
Total equity (deficit)                   $(8,078,734)  $ 3,790,340

Total revenues                           $ 1,705,679   $   905,751
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                          $ 5,924,774   $ 2,593,700
Net loss                                 $(4,219,095)  $(1,687,949)



NOTE  6  -  NET  INVESTMENT  IN  SALES-TYPE  LEASE
--------------------------------------------------

The Partnership's net investment in a sales-type lease is the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft was recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three and six month periods ended June 30, 2001, the Partnership recognized sales-type lease revenue of $11,097 and $22,193, respectively, for this lease. At June 30, 2001, the components of the net investment in the sales-type lease are as follows:

Total minimum lease payments to be received  $455,012
Less: Unearned income                          27,730
                                             --------

  Total                                      $427,282
                                             ========


Unearned income is being amortized to revenue over the lease term, expiring in January 2002.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2001 and 2000, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                   2001      2000
                                 --------  --------
Equipment management fees        $ 71,032  $ 31,122
Administrative charges             26,178    21,205
Reimbursable operating expenses
   due to third parties           291,288   202,880
                                 --------  --------

          Total                  $388,498  $255,207
                                 ========  ========



All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2001, the Partnership was owed $454,072 by EFG for such funds. The funds were remitted to the Partnership in July 2001.

The discussion of the loan to Echelon Residential Holdings in Note 5 above is incorporated herein by reference.


NOTE  8  -  NOTE  PAYABLE
-------------------------

The Partnership has one note payable outstanding at June 30, 2001 in the amount of $3,782,167. This installment note is non-recourse and is collateralized by Partnership's interest in an aircraft leased to Aerovias de Mexico, S. A. de C.V. and assignment of the related lease payments. This indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $1,337,875 in September 2004.

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

Management believes that the carrying amount of the note payable approximates fair value at June 30, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  payable  are  as  follows:

For the year ending June 30,   2002  $  708,870
                               2003     765,043
                               2004     825,665
                               2005   1,482,589
                                     ----------

    .                         Total  $3,782,167
                                     ==========



NOTE  9  -  LEGAL  PROCEEDINGS
------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

On March 12, 2001, after a status conference and hearing, the Court issued an order that required the parties, no later than May 15, 2001, to advise the Court on (a) whether the Securities and Exchange Commission ("SEC") had completed its review of the solicitation statement and related materials submitted to the SEC in connection with the proposed settlement, and (b) whether the parties requested the Court to schedule a hearing for final approval of the proposed settlement or were withdrawing the proposed settlement from judicial consideration and resuming the litigation of the Plaintiffs' claims.

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

The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Partnership or the other Designated Partnerships are investment companies within the meaning of the 1940 Act. Counsel has corresponded and met with the SEC staff to address the issues concerning the Designated Partnerships' status under the 1940 Act. However, their status is unresolved and there is a risk that the Division of Investment Management may commence enforcement action against the Partnership and the other Designated Partnerships with respect to this matter.

Plaintiffs' Counsel and Defendants' Counsel each filed status reports in response to the Court's order on May 15, 2001. The Court held a hearing on May 28, 2001 at which Plaintiffs' Counsel requested that the case be put back on a litigation track anticipating his filing a motion for class certification and discovery leading to the setting of a trial date. Defendants' Counsel requested that the Court address the issue of whether or not the 1940 Act applies to the Designated Partnerships and the consolidation under the proposed settlement. The Court permitted Plaintiffs' Counsel to submit a timetable for discovery and trial and at the same time encouraged the parties to continue to work together with the SEC in an effort to consummate the proposed settlement. Subsequently, the Court scheduled a status conference for February 22, 2002 and a trial date of March 4, 2002.

------

                                       13
                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
--------------

Certain statements in this quarterly report of AIRFUND International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 9 to the accompanying financial statements, the remarketing of the Partnership's aircraft, and the performance of the Partnership's non-aircraft assets.

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

The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Partnership or the other Designated Partnerships are investment companies within the meaning of the 1940 Act. Counsel has corresponded and met with the SEC staff to address the issues concerning the Designated Partnerships' status under the 1940 Act. However, their status is unresolved and there is a risk that the Division of Investment Management may commence enforcement action against the Partnership and the other Designated Partnerships with respect to this matter.

Plaintiffs' Counsel and Defendants' Counsel each filed status reports in response to the Court's order on May 15, 2001. The Court held a hearing on May 28, 2001 at which Plaintiffs' Counsel requested that the case be put back on a litigation track anticipating his filing a motion for class certification and discovery leading to the setting of a trial date. Defendants' Counsel requested that the Court address the issue of whether or not the 1940 Act applies to the Designated Partnerships and the consolidation under the proposed settlement. The Court permitted Plaintiffs' Counsel to submit a timetable for discovery and trial and at the same time encouraged the parties to continue to work together with the SEC in an effort to consummate the proposed settlement. See Note 9 to the financial statements for additional discussion.

Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000:
-----------------------

As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three-used commercial jet aircraft and a proportionate interest in a fourth aircraft, which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At June 30, 2001, the Partnership's equipment portfolio included proportionate ownership interests in three aircraft, two of which were on lease at that date. In April 2001, the lease term for one of these aircraft expired and the aircraft was returned by the lessee (see discussion below). The aircraft off lease and the remaining aircraft, upon expiration of their lease agreements, will be re-leased or sold depending on prevailing market conditions. In addition, in 2000 the Partnership entered into conditional sales agreement related to its interest in an aircraft. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. (See Note 9 to the financial statements.) Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2004.


Results  of  Operations
-----------------------

For the three and six month periods ended June 30, 2001, the Partnership recognized operating lease revenue of $427,289 and $1,029,951, respectively, compared to $260,137 and $622,435, respectively, for the same periods in 2000. The net increase in operating lease revenue from 2000 to 2001 resulted from the re-lease of certain of the Partnership's aircraft partially offset by an aircraft lease expiration, as discussed below. In the future, operating lease revenue is expected to decline due to lease term expirations and aircraft sales.

The lease term associated with a Boeing 737-2H4, in which the Partnership holds an ownership interest, expired in December 1999. The aircraft was re-leased in September 2000 to Air Slovakia BWJ Ltd., with a lease term expiring in September 2003. The Partnership recognized operating lease revenue of $195,345 for the six month period ended June 30, 2001 related to its interest in this aircraft.

The lease term associated with a McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000 to Aerovias de Mexico, S.A. de C.V., with a lease term expiring in September 2004. The Partnership recognized operating lease revenue of $486,783 and $96,315 related to this aircraft during the six month periods ended June 30, 2001 and 2000, respectively.

The General Partner is attempting to remarket the second McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest. This lease term associated with this aircraft expired in April 2001 and the aircraft is currently off lease. The Partnership recognized operating lease revenue of $347,823 and $526,119 related to this aircraft during the six month periods ended June 30, 2001 and 2000, respectively.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. This aircraft had been off lease from January 2000 through the date of the conditional sale in October
2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three and six month periods ended June 30, 2001, the Partnership recognized sales-type lease revenue of $11,097 and $22,193, respectively.

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

Interest income for the three and six month periods ended June 30, 2001 was $34,426 and $55,430, respectively, compared to $17,244 and $54,409, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

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

For the three and six month periods ended June 30, 2001 and 2000, the Partnership incurred interest expense of $105,498 and $163,078, respectively, compared to $77,422 and $179,003 for the same periods in 2000. In the future, interest expense will decline as the principal balance of the note payable is reduced through the application of rent receipts to the outstanding debt.

Management fees were $35,443 and $71,032, respectively, for the three and six month periods ended June 30, 2001 and $13,007 and $31,122, respectively, for the same periods in 2000.

Operating expenses were $171,005 and $317,466 for the three month and six month periods ended June 30, 2001, compared to $104,865 and $224,085, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit discussed in Note 9 to the financial statements herein. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

Depreciation expense was $216,328 and $432,656, respectively, for the three and six month periods ended June 30, 2001, compared to $185,296 and $528,625, respectively, for the same periods in 2000. During the three months ended June 30, 2001, the Partnership also recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in a McDonnell Douglas MD-82 aircraft returned in April 2001 and currently off lease. The resulting charge of $957,000 was based on a comparison of estimated fair value and carrying value of the Partnership's interest in the aircraft. The estimate of the fair value was based on (i) information provided by a third-party aircraft broker and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

For the three and six month periods ended June 30, 2001, the Partnership's share of losses in Echelon Residential Holdings were $41,442 and $78,384, respectively, compared to $9,779 and $11,540, respectively, for the same periods in 2000. The losses are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash inflow of $1,076,334 and a net cash outflow of $553,173 for the six months ended June 30, 2001 and 2000, respectively. The significant improvement in operating cash flow from 2000 to 2001 reflects the increase in the Partnership's lease revenue, as discussed above. In addition, during the six months ended June 30, 2000, the Partnership had a significant cash outflow related to maintenance required to remarket an aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, may continue to incur significant costs to facilitate the remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

At June 30, 2001, the Partnership was due aggregate future minimum lease payments of $4,384,466 from contractual operating and sales-type lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of the note payable of $3,782,167(see
Note 8 to the financial statements). At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement when considered advantageous by the General Partner and EFG. In addition, the General Partner and EFG currently are attempting to remarket the aircraft that is currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party.

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

As discussed in Note 5 to the Partnership's financial statements herein, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, ''Accounting for Investments in Real Estate Ventures'', the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

The Partnership obtained long-term financing in connection with certain aircraft. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities in the accompanying Statement of Cash Flows. The Partnership's outstanding loan agreement is recourse only to the specific aircraft financed and to the minimum rental payments contracted to be received during the debt amortization period (which coincides with the lease term). As rental payments are collected, a portion or all of the rental payment is used to repay associated indebtedness. See Note 8 to the financial statements for the annual maturities of the note payable. In addition, the Partnership has a balloon payment obligation as discussed below.

In February 2001, the Partnership's and certain affiliated investment programs collectively, (the "Programs") refinanced the outstanding indebtedness and accrued interest related to the aircraft. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $4,011,791 including $2,339,924 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $1,671,867 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft then on lease to Finnair OY of $433,178 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $1,337,875 in September 2004. In the six months ended June 30, 2000, the Partnership refinanced the indebtedness associated with the same aircraft and, in addition to refinancing the existing indebtedness, received additional debt proceeds of $666,217.

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

At June 30, 2001, the Partnership's equipment portfolio included ownership interests in three commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, the aircraft was re-leased to Air Slovakia BWJ, Ltd. through September 2003. The remaining two aircraft in the Partnership's portfolio already are Stage 3 compliant. One of these aircraft has a lease term expiring in September 2004 and the remaining aircraft is currently off lease.

Recent changes in economic condition of the airline industry have adversely affected the demand for and market values for commercial jet aircraft. These changes could adversely affect the operations of the Partnership and the residual value of the commercial jet aircraft. Currently, all of commercial jet aircraft in which the Partnership has a proportionate ownership interest are subject to contracted lease agreements except one McDonnell Douglas MD-82, which was returned to the General Partner upon its lease expiration in April 2001. The General Partner is attempting to remarket this aircraft.

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

For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2001. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance, which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

The  Partnership  is  a Nominal Defendant in a Class Action Lawsuit described in
Note 9 to the accompanying financial statements. The settlement or adjudication of that lawsuit may materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, the General Partner will continue to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership has one note payable outstanding at June 30, 2001, which bears an interest rate of $7.65%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership in the six months ended June 30, 2001 was not material.

The Partnership's acquisition, development and construction loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership for the six months ended June 30, 2001 was not material.

                                       20
                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II. OTHER INFORMATION




  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 9 to the financial statements herein.

  Item 2.     Changes in Securities
  .           Response:  None

  Item 3.     Defaults upon Senior Securities
  .           Response:  None

  Item 4.     Submission of Matters to a Vote of Security Holders
  .           Response:  None

  Item 5.     Other Information
  .           Response:  None

  Item 6(a).  Exhibits
  .           Response:  None

  Item 6(b).  Reports on Form 8-K
  .           Response:  None

                                       21
                                 SIGNATURE PAGE



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




                    AIRFUND International Limited Partnership

By:        AFG  Aircraft  Management  Corporation,  a
             Massachusetts  corporation  and  the  General
             Partner  of  the  Registrant.


By:        /s/  Michael  J.  Butterfield
            ----------------------------
             Michael  J.  Butterfield
             Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
             Principal  Financial  and  Accounting  Officer)


Date:     August  14,  2001
          -----------------

------