Form 10-Q/A
period 2001-03-31
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 2001-11-14
CIK 842184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended      March 31, 2001
                                              -------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No_____
   -----

                                EXPLANATORY NOTE


After AIRFUND International Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the March 31, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $1,800,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the quarters ended March 31, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the periods ended March 31, 2001 and March 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $36,942 and $1,761, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $36,942 and $1,761, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $71,548 and $16,800, respectively. These adjustments resulted in an increase in the net income for the quarter ended March 31, 2001 of $108,490 and a decrease in the net loss for the quarter ended March 31, 2000 of $18,561 or $0.04 and $0.01, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.
During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

A  summary  of  the  significant  effects  of  the  restatement  is  as follows:

                                          As of and for the Quarter Ended
                                                 March 31, 2001


                                               As
                                           Previously        As
Statement of Operations                     Reported      Restated
                                          ------------  ------------
Income

Operating lease revenue                   $   602,662   $   602,662
Sales-type lease revenue                       11,096        11,096
Interest income                                21,004        21,004
Interest income - loan receivable                   -        71,548
                                          ------------  ------------
  Total income                                634,762       706,310
                                          ------------  ------------

Expenses

Depreciation                                  216,328       216,328
Interest expense                               57,580        57,580
Equipment management fees - affiliate          35,589        35,589
Operating expenses - affiliate                146,461       146,461
Partnership's share of unconsolidated
  real estate venture's loss                   36,942             -
                                          ------------  ------------
  Total expenses                              492,900       455,958
                                          ------------  ------------

Net income                                $   141,862   $   250,352
                                          ============  ============
Net income per limited partnership unit   $      0.04   $      0.08
                                          ============  ============



Balance Sheet Data:

Total assets                              $14,874,430   $15,340,138
                                          ============  ============
Total liabilities                         $ 4,957,211   $ 4,957,211
Partners' capital (deficit)
   General Partner                         (1,203,135)   (1,179,850)
   Limited Partnership Interests           11,120,354    11,562,777
                                          ------------  ------------
Total partners' capital                   $ 9,917,219   $10,382,927
                                          ============  ============

                                         As of and for the Quarter Ended
                                                 March 31, 2000


                                             As
                                         Previously        As
Statement of Operations                   Reported      Restated
                                        ------------  ------------
Income

Operating lease revenue                 $   362,298   $   362,298
Interest income                              37,165        37,165
Interest income - loan receivable                 -        16,800
                                        ------------  ------------
  Total income                              399,463       416,263
                                        ------------  ------------

Expenses

Depreciation                                343,319       343,319
Interest expense                            101,581       101,581
Equipment management fees - affiliate        18,115        18,115
Operating expenses - affiliate              119,230       119,230
Partnership's share of unconsolidated
  real estate venture's loss                  1,761             -
                                        ------------  ------------
  Total expenses                            584,006       582,245
                                        ------------  ------------

Net loss                                $  (184,543)  $  (165,982)
                                        ============  ============
Net loss per limited partnership unit   $     (0.06)  $     (0.05)
                                        ============  ============



Balance Sheet Data:

Total assets                            $14,873,520   $14,892,081
                                        ============  ============
Total liabilities                       $ 4,071,117   $ 4,071,117
Partners' capital (deficit)
   General Partner                       (1,158,876)   (1,157,948)
   Limited Partnership Interests         11,961,279    11,978,912
                                        ------------  ------------
Total partners' capital                 $10,802,403   $10,820,964
                                        ============  ============

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q/A


                                      INDEX





PART I. FINANCIAL INFORMATION:                                            Page
                                                                          ----
     Item 1. Financial Statements (Restated)

                Statement of Financial Position
                at March 31, 2001 and December 31, 2000                      3

                Statement of Operations
                for the three months ended March 31, 2001 and 2000           4

                Statement of Changes in Partners' Capital
                for the three months ended March 31, 2001                    5

                Statement of Cash Flows
                for the three months ended March 31, 2001 and 2000           6

                Notes to the Financial Statements                            7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk     23


PART II. OTHER INFORMATION:

     Item 1 - 6                                                             24

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       MARCH 31, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)



                                                              March 31,      December 31,
  .                                                              2001            2000
  ASSETS                                                      Restated       Restated
  .                                                          (See Note 1)    (See Note 1)
                                                            -------------  --------------

  Cash and cash equivalents                                 $  2,704,189   $   1,446,237
  Rents receivable                                                32,758         305,592
  Accounts receivable - other                                          -         162,261
  Accounts receivable - affiliate                                230,163         110,767
  Prepaid expenses                                                48,283               -
  Interest receivable - loan                                     292,140         220,592
  Loan receivable                                              1,800,000       1,800,000
  Net investment in sales-type lease                             611,531         795,780
  Equipment at cost, net of accumulated depreciation
    of $6,259,988 and $6,043,660 at March 31, 2001
    and December 31, 2000, respectively                        9,621,074       9,837,402
                                                            -------------  --------------

        Total assets                                        $ 15,340,138   $  14,678,631
                                                            =============  ==============


  LIABILITIES AND PARTNERS' CAPITAL

  Notes payable                                             $  3,944,585   $   3,002,142
  Accrued interest                                                   391          23,705
  Accrued liabilities                                            895,222       1,402,949
  Accrued liabilities - affiliate                                 30,788          27,070
  Deferred rental income                                          86,225          90,190
                                                            -------------  --------------
       Total liabilities                                       4,957,211       4,546,056
                                                            -------------  --------------

  Partners' capital (deficit):
     General Partner                                          (1,179,850)     (1,192,367)
     Limited Partnership Interests
     (3,040,000 Units; initial purchase price of $25 each)    11,562,777      11,324,942
                                                            -------------  --------------
       Total partners' capital                                10,382,927      10,132,575
                                                            -------------  --------------

       Total liabilities and partners' capital              $ 15,340,138   $  14,678,631
                                                            =============  ==============

   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)


  .                                                      2001           2000
  .                                                   Restated       Restated
                                                   -------------  -------------
  INCOME                                            (See Note 1)   (See Note 1)

  Operating lease revenue                          $    602,662   $    362,298
  Sales-type lease revenue                               11,096              -
  Interest income                                        21,004         37,165
  Interest income - loan receivable                      71,548         16,800
                                                   -------------  -------------
    Total income                                        706,310        416,263
                                                   -------------  -------------

  EXPENSES

  Depreciation                                          216,328        343,319
  Interest expense                                       57,580        101,581
  Equipment management fees - affiliate                  35,589         18,115
  Operating expenses - affiliate                        146,461        119,230
                                                   -------------  -------------
    Total expenses                                      455,958        582,245
                                                   -------------  -------------

  Net income (loss)                                $    250,352   $   (165,982)
                                                   =============  =============



  Net income (loss) per limited partnership unit   $       0.08   $      (0.05)
                                                   =============  =============
  Cash distributions declared
     per limited partnership unit                  $         --   $         --
                                                   =============  =============


















   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)


  .                                                              2001             2000
  .                                                            Restated       Restated
  .                                                          (See Note 1)   (See Note 1).
                                                            -------------  ---------------
  CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

  Net income (loss)                                         $    250,352   $     (165,982)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation                                                 216,328          343,319
    Sales-type lease revenue                                     (11,096)               -
  Changes in assets and liabilities:
    Rents receivable                                             272,834                -
    Accounts receivable - other                                  162,261                -
    Accounts receivable - affiliate                             (119,396)           4,864
    Prepaid expenses                                             (48,283)               -
    Interest receivable - loan                                   (71,548)         (16,800)
    Collections on net investment in in sales-type lease         195,345                -
    Accrued interest                                             (23,314)         (13,562)
    Accrued liabilities                                         (507,727)        (689,805)
    Accrued liabilities - affiliate                                3,718          (11,827)
    Deferred rental income                                        (3,965)         (88,248)
                                                            -------------  ---------------
      Net cash provided by (used in) operating activities        315,509         (638,041)
                                                            -------------  ---------------

  CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Issuance of loan receivable                                          -       (1,800,000)
                                                            -------------  ---------------
      Net cash used in investing activities                            -       (1,800,000)
                                                            -------------  ---------------

  CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Proceeds from notes payable                                  1,671,867          666,217
  Principal payments - notes payable                            (729,424)        (196,739)
                                                            -------------  ---------------
      Net cash provided by financing activities                  942,443          469,478
                                                            -------------  ---------------

  Net increase (decrease) in cash and cash equivalents         1,257,952       (1,968,563)
  Cash and cash equivalents at beginning of period             1,446,237        3,180,907
                                                            -------------  ---------------
  Cash and cash equivalents at end of period                $  2,704,189   $    1,212,344
                                                            =============  ===============


  SUPPLEMENTAL INFORMATION

  Cash paid during the period for interest                  $     80,894   $      115,143
                                                            =============  ===============


See Note 9 to the financial Statements regarding the refinancing of the Partnership's notes payable in February 2001.


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

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2001


                                   (UNAUDITED)


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After AIRFUND International Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the March 31, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $1,800,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the quarters ended March 31, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the periods ended March 31, 2001 and March 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $36,942 and $1,761, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $36,942 and $1,761, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $71,548 and $16,800, respectively. These adjustments resulted in an increase in the net income for the quarter ended March 31, 2001 of $108,490 and a decrease in the net loss for the quarter ended March 31, 2000 of $18,561 or $0.04 and $0.01, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.
During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report included in Form 10-KA Amendment No. 2. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report included in Form 10-KA Amendment No. 2.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2001 and December 31, 2000 and results of operations for the three month periods ended March 31, 2001 and 2000 have been made and are reflected.


NOTE  3  -  CASH
----------------

At March 31, 2001, the Partnership had $2,423,616 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  4  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. The majority of the leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and EFG would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 10 regarding the Class Action Lawsuit. Future minimum rents for operating leases of $4,270,519 are due as follows:

For the year ending March 31,   2002  $1,364,256
                                2003   1,364,256
                                2004   1,136,354
                                2005     405,653
                                      ----------

 .                              Total  $4,270,519
                                      ==========



Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Future minimum lease payments for the sales-type lease of $650,357 are due through the date of the lease expiration in January 2002.


NOTE  5  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at March 31, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2001 under contracted lease terms. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


 .                                                   Remaining
 .                                                     Lease
 .                                                      Term      Equipment
                    Equipment Type                   (Months)     at Cost
--------------------------------------------------  ----------  ------------
McDonnell-Douglas MD-82 (Finnair)                            1  $ 6,881,219
McDonnell-Douglas MD-82
     (Aerovias de Mexico, S.A. de C.V.)                     41    6,881,219
Boeing 737-2H4 (Air Slovakia)                               29    2,118,624
                                                                ------------
       Total equipment cost                                  -   15,881,062
       Accumulated depreciation                              -   (6,259,988)
                                                                ------------

       Equipment, net of accumulated depreciation            -  $ 9,621,074
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

One of the Partnership's aircraft and the related lease payment stream secures the Partnership's loan with a third-party lender (see Note 9). The preceding summary includes leveraged equipment having an aggregate original cost of $6,881,219 and a net book value of $4,494,639 at March 31, 2001.

At March 31, 2001, all of the Partnership's aircraft were subject to contracted leases. In April 2001, the lease with Finnair OY related to the McDonnell-Douglas MD-82 aircraft, in which the Partnership holds an interest, expired and the aircraft was returned to the General Partner. The General
Partner  is  attempting  to  remarket  this  aircraft.

NOTE  6  -  LOAN  RECEIVABLE
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

                                          (Unaudited)

 Total assets                            $72,861,183
 Total liabilities                       $76,780,082
 Minority interest                       $ 1,906,448
 Total deficit                           $(5,825,347)

 Total revenues                          $ 1,063,439
 Total expenses, minority interest
   and equity in loss of unconsolidated
   joint venture. . . . . . . . . . . .  $ 3,096,648
 Net loss                                $(2,033,209)


See Note 11, Subsequent Event, for discussion of an impairment recorded by the Partnership of the loan receivable and related interest receivable during the second quarter of 2001.

NOTE  7  -  NET  INVESTMENT  IN  SALES-TYPE  LEASE
--------------------------------------------------

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


  Total minimum lease payments to be received  $650,357
  Less:  Unearned income                         38,826
                                               --------

      Total                                    $611,531
                                               ========


Unearned income is being amortized to revenue over the lease term, expiring in January 2002.


NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated by reference.

NOTE  9  -  NOTE  PAYABLE
-------------------------

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

The  annual  maturities  of  the  note  payable  are  as  follows:

For the year ending March 31,   2002  $  695,480
                                2003     750,590
                                2004     810,067
                                2005   1,688,448
                                      ----------

 .                              Total  $3,944,585
                                      ==========




NOTE  10  -  LEGAL  PROCEEDINGS
-------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2000, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

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

Subsequently, after a status conference on May 31 2001, the court issued an order on June 4, 2001 setting a trial date of March 4, 2002, referred the case to mediation and referred discovery to a magistrate judge. The Defendant's and Plaintiff's Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval.

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


NOTE  11  -  SUBSEQUENT  EVENT
------------------------------

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

------


                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                          PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
--------------

Certain statements in this quarterly report of AIRFUND International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 10 to the accompanying financial, the remarketing of the Partnership's aircraft, and the performance of the Partnership's non-aircraft assets.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to avoid the Partnership being deemed an investment company by disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

There can be no assurance that a settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome. See Note 8 to the financial statements for additional discussion.

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $36,942 and $1,761, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $71,548 and $16,800, respectively. These adjustments resulted in an increase in the net income for the quarter ended March 31, 2001 of $108,490 and a decrease in the net loss for the quarter ended March 31, 2000 of $18,561 or $0.04 and $0.01, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.
During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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


Three  months  ended March 31, 2001 compared to the three months ended March 31,
--------------------------------------------------------------------------------
2000
----

As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three-used commercial jet aircraft and a proportionate interest in a fourth aircraft, which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At March 31, 2001, the Partnership's equipment portfolio included proportionate ownership interests in three aircraft, all of which were on lease at that date. In April 2001, the lease term for one of these aircraft expired and the aircraft was returned by the lessee (see discussion below). The aircraft off lease and the remaining aircraft, upon expiration of their lease agreements, will be re-leased or sold depending on prevailing market conditions. In addition, in 2000 the Partnership entered into conditional sales agreement related to its interest in an aircraft. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. (See Note 10 to the financial statements.) Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2004.


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

Interest income for the three months ended March 31, 2001 was $92,552 compared to $53,965 for the same period in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loans receivable from Echelon Residential Holdings and Semele. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest income included $71,548 and $16,800, respectively, for the three months ended March 31, 2001 and 2000, earned on the loan receivable from Echelon Residential Holdings. On March 8, 2000, the Partnership utilized $1,800,000 of available cash for the loan to Echelon Residential Holdings. The entire principal and all accrued interest on the loan is due at the loan's maturity on September 8, 2002.

The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $36,942 and $1,761, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $71,548 and $16,800, respectively. These adjustments resulted in an increase in the net income for the quarter ended March 31, 2001 of $108,490 and a decrease in the net loss for the quarter ended March 31, 2000 of $18,561 or $0.04 and $0.01, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.
During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

Operating expenses were $146,461 and $119,230 for the three months ended March 31, 2001 and 2000, respectively. In 2001, operating expenses included approximately $27,000 related to the Class Action Lawsuit discussed in Note 10 to the financial statements herein. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

Depreciation expense was $216,328 for the three months ended March 31, 2001, compared to $343,319 for the same period in 2000.

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash inflow of $315,509 and a net cash outflow of $638,041 for the three months ended March 31, 2001 and 2000, respectively. The amount of future cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon are due in full at maturity on September 8, 2002. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, may continue to incur significant costs to facilitate the remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

At March 31, 2001, the Partnership was due aggregate future minimum lease payments of $4,920,876 from contractual operating and sales-type lease agreements (see Note 4 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $3,944,585 (see Note 9 to the financial statements). At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement when considered advantageous by the General Partner and EFG. In addition, the General Partner and EFG currently are attempting to remarket the aircraft that is currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party.

In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 10 to the financial statements, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $1,800,000 to a newly formed real estate company, Echelon Residential Holdings, to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

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

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 9 to the financial statements presented in the Partnership's 2000 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences consisting of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

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

The  Partnership  is  a Nominal Defendant in a Class Action Lawsuit described in
Note 10 to the accompanying financial statements. The General Partner will continue to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership has one note payable outstanding at March 31, 2001, which bears an interest rate of 7.65%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership in the quarter ended March 31, 2001 was not material.

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan, with interest due at maturity. The effect of interest rate fluctuations on the Partnership in the quarter ended March 31, 2001 was not material.

                                       25
                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q/A

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


Date:     November  13,  2001
          -------------------