Form 10-Q/A
period 2001-06-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 2001-11-14
CIK 842184

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

                                EXPLANATORY NOTE


After AIRFUND International Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June
30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $1,800,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $41,442 and $78,384, and $9,779 and $11,540, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.

Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".

Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $41,442 and $78,384, respectively, previously recorded during the three and six months ended June 30, 2001 and $9,779 and $11,540, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $71,548 during the six months ended June 30, 2001 and $65,056 and $81,856, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $408,198 and $299,708, respectively, or $0.13 and $0.09, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $74,835 and $93,396, respectively, or $0.02 and $0.03, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.




A  summary  of  the  significant  effects  of  the  restatement  is  as follows:


                         As of and for the Three Months Ended
                                       June 30, 2001


                                                           As
                                                       Previously        As
Statement of Operations                                 Reported      Restated
                                                      ------------  ------------
Income

Operating lease revenue                               $   427,289   $   427,289
Sales-type lease revenue                                   11,097        11,097
Interest income                                            34,426        34,426
                                                      ------------  ------------
  Total income                                            472,812       472,812
                                                      ------------  ------------

Expenses

Depreciation                                              216,328       216,328
Write-down of equipment                                   957,000       957,000
Interest expense                                          105,498       105,498
Equipment management fees - affiliate                      35,443        35,443
Operating expenses - affiliate                            171,005       171,005
Write-down of impaired loan and interest receivable             -       449,640
Partnership's share of unconsolidated
  real estate venture's loss                               41,442             -
                                                      ------------  ------------
  Total expenses                                        1,526,716     1,934,914
                                                      ------------  ------------

Net loss                                              $(1,053,904)  $(1,462,102)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.33)  $     (0.46)
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $14,316,493   $14,374,003
                                                      ============  ============
Total liabilities                                     $ 5,453,178   $ 5,453,178
Partners' capital (deficit)
   General Partner                                     (1,255,830)   (1,252,955)
   Limited Partnership Interests                       10,119,145    10,173,780
                                                      ------------  ------------
Total partners' capital                               $ 8,863,315   $ 8,920,825
                                                      ============  ============

                          As of and for the Six Months Ended
                                       June 30, 2001


                                                           As
                                                       Previously        As
Statement of Operations                                 Reported      Restated
                                                      ------------  ------------
Income

Operating lease revenue                               $ 1,029,951   $ 1,029,951
Sales-type lease revenue                                   22,193        22,193
Interest income                                            55,430        55,430
Interest income - loan receivable                               -        71,548
                                                      ------------  ------------
  Total income                                          1,107,574     1,179,122
                                                      ------------  ------------

Expenses

Depreciation                                              432,656       432,656
Write-down of equipment                                   957,000       957,000
Interest expense                                          163,078       163,078
Equipment management fees - affiliate                      71,032        71,032
Operating expenses - affiliate                            317,466       317,466
Write-down of impaired loan and interest receivable             -       449,640
Partnership's share of unconsolidated
  real estate venture's loss                               78,384             -
                                                      ------------  ------------
  Total expenses                                        2,019,616     2,390,872
                                                      ------------  ------------

Net loss                                              $  (912,042)  $(1,211,750)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.29)  $     (0.38)
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $14,316,493   $14,374,003
                                                      ============  ============
Total liabilities                                     $ 5,453,178   $ 5,453,178
Partners' capital (deficit)
   General Partner                                     (1,255,830)   (1,252,955)
   Limited Partnership Interests                       10,119,145    10,173,780
                                                      ------------  ------------
Total partners' capital                               $ 8,863,315   $ 8,920,825
                                                      ============  ============

                         As of and for the Three Months Ended
                                       June 30, 2000


                                             As
                                         Previously        As
Statement of Operations                   Reported      Restated
                                        ------------  ------------
Income

Operating lease revenue                 $   260,137   $   260,137
Interest income                              17,244        17,244
Interest income - loan receivable                 -        65,056
                                        ------------  ------------
  Total income                              277,381       342,437
                                        ------------  ------------

Expenses

Depreciation                                185,296       185,296
Interest expense                             77,422        77,422
Equipment management fees - affiliate        13,007        13,007
Operating expenses - affiliate              104,865       104,865
Partnership's share of unconsolidated
  real estate venture's loss                  9,779             -
                                        ------------  ------------
  Total expenses                            390,369       380,590
                                        ------------  ------------

Net loss                                $  (112,988)  $   (38,153)
                                        ============  ============
Net loss per limited partnership unit   $     (0.03)  $     (0.01)
                                        ============  ============



Balance Sheet Data:

Total assets                            $14,528,980   $14,622,376
                                        ============  ============
Total liabilities                       $ 3,839,565   $ 3,839,565
Partners' capital (deficit)
   General Partner                       (1,164,526)   (1,159,856)
   Limited Partnership Interests         11,853,941    11,942,667
                                        ------------  ------------
Total partners' capital                 $10,689,415   $10,782,811
                                        ============  ============

                          As of and for the Six Months Ended
                                       June 30, 2000


                                             As
                                         Previously        As
Statement of Operations                   Reported      Restated
                                        ------------  ------------
Income

Operating lease revenue                 $   622,435   $   622,435
Interest income                              54,409        54,409
Interest income - loan receivable                 -        81,856
                                        ------------  ------------
  Total income                              676,844       758,700
                                        ------------  ------------

Expenses

Depreciation                                528,625       528,625
Interest expense                            179,003       179,003
Equipment management fees - affiliate        31,122        31,122
Operating expenses - affiliate              224,085       224,085
Partnership's share of unconsolidated
  real estate venture's loss                 11,540             -
                                        ------------  ------------
  Total expenses                            974,375       962,835
                                        ------------  ------------

Net loss                                $  (297,531)  $  (204,135)
                                        ============  ============
Net loss per limited partnership unit   $     (0.09)  $     (0.06)
                                        ============  ============



Balance Sheet Data:

Total assets                            $14,528,980   $14,622,376
                                        ============  ============
Total liabilities                       $ 3,839,565   $ 3,839,565
Partners' capital (deficit)
   General Partner                       (1,164,526)   (1,159,856)
   Limited Partnership Interests         11,853,941    11,942,667
                                        ------------  ------------
Total partners' capital                 $10,689,415   $10,782,811
                                        ============  ============

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                                      INDEX




PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements (Restated):

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

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             June 30,      December 31,
 .                                                              2001            2000
 .                                                            Restated        Restated
ASSETS                                                     (See Note 1)    (See Note 1)
                                                           -------------  --------------

Cash and cash equivalents                                  $  3,302,596   $   1,446,237
Rents receivable                                                 16,087         305,592
Accounts receivable - other                                      49,922         162,261
Accounts receivable - affiliate                                 454,072         110,767
Prepaid expenses                                                 33,798               -
Interest receivable - loan, net of allowance of $292,140
  at June 30, 2001                                                    -         220,592
Loan receivable, net of allowance of $157,500
  at June 30, 2001                                            1,642,500       1,800,000
Net investment in sales-type lease                              427,282         795,780
Equipment at cost, net of accumulated depreciation
  of $7,433,316 and $6,043,660 at June 30, 2001
  and December 31, 2000, respectively                         8,447,746       9,837,402
                                                           -------------  --------------

      Total assets                                         $ 14,374,003   $  14,678,631
                                                           =============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                              $  3,782,167   $   3,002,142
Accrued interest                                                 24,915          23,705
Accrued liabilities                                           1,560,156       1,402,949
Accrued liabilities - affiliate                                  36,018          27,070
Deferred rental income                                           49,922          90,190
                                                           -------------  --------------
     Total liabilities                                        5,453,178       4,546,056
                                                           -------------  --------------

Partners' capital (deficit):
   General Partner                                           (1,252,955)     (1,192,367)
   Limited Partnership Interests
   (3,040,000 Units; initial purchase price of $25 each)     10,173,780      11,324,942
                                                           -------------  --------------
     Total partners' capital                                  8,920,825      10,132,575
                                                           -------------  --------------

     Total liabilities and partners' capital               $ 14,374,003   $  14,678,631
                                                           =============  ==============











   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                                    For the three months ended  For the nine months ended
 .                                                          September 30,              September 30,


 .                                                        2001           2000           2001           2000
 .                                                       Restated       Restated       Restated       Restated
INCOME                                                (See Note 1)   (See Note 1)   (See Note 1)   (See Note 1)

Operating lease revenue                              $    427,289   $    260,137   $  1,029,951   $    622,435
Sales-type lease revenue                                   11,097              -         22,193              -
Interest income                                            34,426         17,244         55,430         54,409
Interest income - loan                                          -         65,056         71,548         81,856
                                                     -------------  -------------  -------------  -------------
  Total income                                            472,812        342,437      1,179,122        758,700
                                                     -------------  -------------  -------------  -------------

EXPENSES

Depreciation                                              216,328        185,296        432,656        528,625
Write-down of equipment                                   957,000              -        957,000              -
Interest expense                                          105,498         77,422        163,078        179,003
Equipment management fees - affiliate                      35,443         13,007         71,032         31,122
Operating expenses - affiliate                            171,005        104,865        317,466        224,085
Write-down of impaired loan and interest receivable       449,640              -        449,640              -
                                                     -------------  -------------  -------------  -------------
  Total expenses                                        1,934,914        380,590      2,390,872        962,835
                                                     -------------  -------------  -------------  -------------

Net loss                                             $ (1,462,102)  $    (38,153)  $ (1,211,750)  $   (204,135)
                                                     =============  =============  =============  =============



Net loss per limited partnership unit                $      (0.46)  $      (0.01)  $      (0.38)  $      (0.06)
                                                     =============  =============  =============  =============
Cash distributions declared
   per limited partnership unit                      $         --   $         --   $         --   $         --
                                                     =============  =============  =============  =============


















   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

 .                                                               2001           2000
 .                                                             Restated       Restated
 .                                                           (See Note 1)   (See Note 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss                                                   $ (1,211,750)  $   (204,135)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                                  432,656        528,625
  Write-down of equipment                                       957,000
  Write-down of impaired loan and interest receivable           449,640              -
  Sales-type lease revenue                                      (22,193)             -
Changes in assets and liabilities:
  Rents receivable                                              289,505              -
  Accounts receivable - other                                   112,339              -
  Accounts receivable - affiliate                              (343,305)         4,888
  Prepaid expenses                                              (33,798)             -
  Interest receivable - loan                                    (71,548)       (81,856)
  Collections on net investment in sales-type lease             390,691              -
  Accrued interest                                                1,210        (14,871)
  Accrued liabilities                                           157,207       (691,183)
  Accrued liabilities - affiliate                                 8,948         (9,317)
  Deferred rental income                                        (40,268)       (85,324)
                                                           -------------  -------------
    Net cash provided by (used in) operating activities       1,076,334       (553,173)
                                                           -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Issuance of loan receivable                                           -     (1,800,000)
                                                           -------------  -------------
    Net cash used in investing activities                             -     (1,800,000)
                                                           -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                   1,671,867        666,217
Principal payments - notes payable                             (891,842)      (431,038)
                                                           -------------  -------------
    Net cash provided by financing activities                   780,025        235,179
                                                           -------------  -------------

Net increase (decrease) in cash and cash equivalents          1,856,359     (2,117,994)
Cash and cash equivalents at beginning of period              1,446,237      3,180,907
                                                           -------------  -------------
Cash and cash equivalents at end of period                 $  3,302,596   $  1,062,913
                                                           =============  =============

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                   $    161,868   $    193,874
                                                           =============  =============


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

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001


                                   (UNAUDITED)


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After AIRFUND International Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June
30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $1,800,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $41,442 and $78,384, and $9,779 and $11,540, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.

Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".

Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $41,442 and $78,384, respectively, previously recorded during the three and six months ended June 30, 2001 and $9,779 and $11,540, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $71,548 during the six months ended June 30, 2001 and $65,056 and $81,856, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $408,198 and $299,708, respectively, or $0.13 and $0.09, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $74,835 and $93,396, respectively, or $0.02 and $0.03, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report on Amendment No. 2 Form 10-K/A.

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


NOTE  3  -  CASH
----------------

At June 30, 2001, the Partnership had $3,204,896 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


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
----------------------------

On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $1,800,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral
The summarized financial information for Echelon Residential Holdings as of and for the periods ended June 30, 2001 and 2000, respectively, is as follows:
                                               (Unaudited)
                                  As  of  and  for  the  periods  ended
                                                  June 30,

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


In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated herein by reference.


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


                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                          PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
--------------

Certain statements in this quarterly report of AIRFUND International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 10 to the accompanying financial statements, the remarketing of the Partnership's aircraft, and the performance of the Partnership's non-aircraft assets.

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

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $41,442 and $78,384, respectively, previously recorded during the three and six months ended June 30, 2001 and $9,779 and $11,540, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $71,548 during the six months ended June 30, 2001 and $65,056 and $81,856, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $408,198 and $299,708, respectively, or $0.13 and $0.09, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $74,835 and $93,396, respectively, or $0.02 and $0.03, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000
----------------------

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

Interest income for the three and six month periods ended June 30, 2001 was $34,426 and $126,978, respectively, compared to $82,300 and $136,265, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest on the loan receivable from Echelon Residential Holdings. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $41,442 and $78,384, respectively, previously recorded during the three and six months ended June 30, 2001 and $9,779 and $11,540, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $71,548 during the six months ended June 30, 2001 and $65,056 and $81,856, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $449,640 is recorded as a write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $408,198 and $299,708, respectively, or $0.13 and $0.09, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $74,835 and $93,396, respectively, or $0.02 and $0.03, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

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

Operating expenses were $171,005 and $317,466 for the three month and six month periods ended June 30, 2001, compared to $104,865 and $224,085, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit discussed in Note 10 to the financial statements herein. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

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

At June 30, 2001, the Partnership was due aggregate future minimum lease payments of $4,384,466 from contractual operating and sales-type lease agreements (see Note 4 to the financial statements), a portion of which will be used to amortize the principal balance of the note payable of $3,782,167(see
Note 9 to the financial statements). At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement when considered advantageous by the General Partner and EFG. In addition, the General Partner and EFG currently are attempting to remarket the aircraft that is currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $408,198 and $299,708, respectively, or $0.13 and $0.09, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $74,835 and $93,396, respectively, or $0.02 and $0.03, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

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

The Partnership obtained long-term financing in connection with certain aircraft. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities in the accompanying Statement of Cash Flows. The Partnership's outstanding loan agreement is recourse only to the specific aircraft financed and to the minimum rental payments contracted to be received during the debt amortization period (which coincides with the lease term). As rental payments are collected, a portion or all of the rental payment is used to repay associated indebtedness. See Note 9 to the financial statements for the annual maturities of the note payable. In addition, the Partnership has a balloon payment obligation as discussed below.

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

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                           PART II. OTHER INFORMATION




  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 10 to the financial statements herein.

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