Form 10-Q
period 2001-09-30
AIRFUND INTERNATIONAL LIMITED PARTNERSHIP
filed 2001-11-14
CIK 842184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended      SEPTEMBER 30, 2001
                                            -----------------------

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

                                    FORM 10-Q

                                      INDEX





PART I. FINANCIAL INFORMATION:                                                   Page
                                                                                 ----
     Item 1. Financial Statements

                Statement of Financial Position
                at September 30, 2001 and December 31, 2000                         3

                Statement of Operations
                for the three and nine months ended September 30, 2001 and 2000     4

                Statement of Cash Flows
                for the nine months ended September 30, 2001 and 2000               5

                Notes to the Financial Statements                                   6


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               12

     Item 3. Quantitative and Qualitative Disclosures about Market Risk            18


PART II. OTHER INFORMATION:

     Item 1 - 6                                                                    19

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                            September 30,    December 31,
 .                                                               2001             2000
ASSETS                                                            .           (Restated)
                                                           ---------------  --------------

Cash and cash equivalents                                  $    3,790,173   $   1,446,237
Rents receivable                                                   54,574         305,592
Accounts receivable - other                                             -         162,261
Accounts receivable - affiliate                                   235,645         110,767
Prepaid expenses                                                   19,313               -
Interest receivable - loan, net of allowance of $292,140
  at September 30, 2001                                                 -         220,592
Loan receivable, net of allowance of $157,500
  at September 30, 2001                                         1,642,500       1,800,000
Net investment in sales-type lease                                243,034         795,780
Equipment at cost, net of accumulated depreciation
  of $7,649,644 and $6,043,660 at September 30, 2001
  and December 31, 2000, respectively                           8,231,418       9,837,402
                                                           ---------------  --------------

      Total assets                                         $   14,216,657   $  14,678,631
                                                           ===============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                              $    3,613,949   $   3,002,142
Accrued interest                                                   20,735          23,705
Accrued liabilities                                             1,606,081       1,402,949
Accrued liabilities - affiliate                                    27,933          27,070
Deferred rental income                                                  -          90,190
                                                           ---------------  --------------
     Total liabilities                                          5,268,698       4,546,056
                                                           ---------------  --------------

Partners' capital (deficit):
   General Partner                                             (1,251,598)     (1,192,367)
   Limited Partnership Interests
   (3,040,000 Units; initial purchase price of $25 each)       10,199,557      11,324,942
                                                           ---------------  --------------
     Total partners' capital                                    8,947,959      10,132,575
                                                           ---------------  --------------

     Total liabilities and partners' capital               $   14,216,657   $  14,678,631
                                                           ===============  ==============







   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                            For the three months ended  For the nine months ended
 .                                               September 30,              September 30,


                                              2001         2000          2001         2000
 .                                          (Restated)        .        (Restated)
INCOME
Operating lease revenue                    $   445,408  $  352,390   $ 1,475,359   $  974,825
Sales-type lease revenue                        11,096           -        33,289            -
Interest income                                 34,722      28,723        90,152       83,132
Interest income - loan                               -      68,135        71,548      149,991
Gain on sale of equipment                            -     142,721             -      142,721
                                           -----------  -----------  ------------  -----------
  Total income                                 491,226     591,969     1,670,348    1,350,669
                                           -----------  -----------  ------------  -----------

EXPENSES

Depreciation                                   216,328     240,321       648,984      768,946
Write-down of equipment                              -           -       957,000            -
Interest expense                                70,993      84,081       234,071      263,084
Equipment management fees - affiliate           14,688      17,619        85,720       48,741
Operating expenses - affiliate                 162,083     968,723       479,549    1,192,808
Write-down of impaired loan and interest
  receivable                                         -           -       449,640            -
                                           -----------  -----------  ------------  -----------
  Total expenses                               464,092   1,310,744     2,854,964    2,273,579
                                           -----------  -----------  ------------  -----------

Net income (loss)                          $    27,134  $ (718,775)  $(1,184,616)  $ (922,910)
                                           ===========  ===========  ============  ===========



Net income (loss) per limited
   partnership unit                        $      0.01  $    (0.22)  $     (0.37)  $    (0.29)
                                           ===========  ===========  ============  ===========
Cash distributions declared
   per limited partnership unit            $        --  $       --   $        --   $       --
                                           ===========  ===========  ============  ===========














   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


                                                             2001          2000
 .                                                         (Restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss                                                 $(1,184,616)  $  (922,910)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation                                               648,984       768,946
  Write-down of equipment                                    957,000
  Sales-type lease revenue                                   (33,289)            -
  Gain on sale of equipment                                        -      (142,721)
  Write-down of impaired loan and interest receivable        449,640             -
Changes in assets and liabilities:
  Rents receivable                                           251,018       (62,200)
  Accounts receivable - other                                162,261      (162,262)
  Accounts receivable - affiliate                           (124,878)      (32,814)
  Prepaid expenses                                           (19,313)            -
  Interest receivable - loan                                 (71,548)     (149,991)
  Collections on net investment in sales-type lease          586,035             -
  Accrued interest                                            (2,970)      (18,640)
  Accrued liabilities                                        203,132         5,247
  Accrued liabilities - affiliate                                863        10,739
  Deferred rental income                                     (90,190)      (79,898)
                                                         ------------  ------------
    Net cash provided by (used in) operating activities    1,732,129      (786,504)
                                                         ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                      -       846,495
Loan receivable                                                    -    (1,800,000)
                                                         ------------  ------------
    Net cash used in investing activities                          -      (953,505)
                                                         ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                1,671,867       666,217
Principal payments - notes payable                        (1,060,060)     (670,155)
Distributions paid                                                 -             -
                                                         ------------  ------------
    Net cash provided by (used in) financing activities      611,807        (3,938)
                                                         ------------  ------------

Net increase (decrease) in cash and cash equivalents       2,343,936    (1,743,947)
Cash and cash equivalents at beginning of period           1,446,237     3,180,907
                                                         ------------  ------------
Cash and cash equivalents at end of period               $ 3,790,173   $ 1,436,960
                                                         ============  ============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                 $   237,041   $   193,874
                                                         ============  ============


See Note 8 to the financial statements regarding the refinancing of the Partnership's notes payable in February 2001.






   The accompanying notes are an integral part of these financial statements.

                    AIRFUND INTERNATIONAL LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


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

Subsequent to the issuance of the Partnership's financial statements for the year ended December 31, 2000, the Partnership determined that the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential
Holdings") should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings for the nine months ended September 30, 2000 of $40,723 previously recorded and recognized interest income of $149,991 resulting in a decrease in the net loss for the nine months ended September 30, 2000 of $190,714, or $.06 per limited partnership unit. As a result, the accompanying financial statements for the three and nine months ended September 30, 2000 and as of December 31, 2000 have been restated from the amounts previously reported.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2001 and December 31, 2000 and results of operations for the three and nine month periods ended September 30, 2001 and 2000 have been made and are reflected. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.


NOTE  2  -  CASH
----------------

At September 30, 2001, AIRFUND International Limited Partnership (the "Partnership") had $3,719,402 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  3  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. The majority of the leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 9 regarding the Class Action Lawsuit. Future minimum rents for operating leases of $3,588,391 are due as follows:

For the year ending September 30,   2002  $1,364,256
                                    2003   1,331,699
                                    2004     892,436
                                          ----------

 .                                  Total  $3,588,391
                                          ==========


Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method, which produces a constant periodic rate of return on the outstanding investment in the lease. Future minimum lease payments for the sales-type lease of $259,667 are due through the date of the lease expiration in January 2002.

NOTE  4  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at September 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2001 under contracted lease terms. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                              Remaining
                                                Lease
                                                 Term      Equipment
                      Equipment Type           (Months)     at Cost
--------------------------------------------  ----------  ------------
McDonnell Douglas MD-82 (Off Lease)                    0  $ 6,881,219
McDonnell Douglas MD-82
     (Aerovias de Mexico, S.A. de C.V.)               35    6,881,219
Boeing 737-2H4 (Air Slovakia)                         23    2,118,624
                                                          ------------
 Total equipment cost                                  .   15,881,062
 Accumulated depreciation                              .   (7,649,644)
                                                          ------------
 Equipment, net of accumulated depreciation            .  $ 8,231,418
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

One of the Partnership's aircraft and the related lease payment stream secures the Partnership's loan with a third-party lender (see Note 8). The preceding summary includes leveraged equipment having an aggregate original cost of approximately $6,881,000 and a net book value of approximately $4,302,000 at September 30, 2001.

The summary above includes the Partnership's interest in a McDonnell Douglas MD-82 aircraft, which had been leased to Finnair OY through April 2001. The Partnership's interest in this aircraft had an original cost of approximately $6,881,000 and a net book value of approximately $3,345,000 at September 30, 2001. Upon expiration of the lease, the aircraft was returned to the General Partner. The General Partner is attempting to remarket this aircraft.

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
----------------------------

On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $1,800,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
The summarized financial information for Echelon Residential Holdings as of and for the periods ended September 30, 2001 and 2000, respectively, is as follows:
                                                  (Unaudited)
                                   As  of  and  for  the  periods  ended
                                             September 30,

                                            2001           2000
                                        -------------  ------------
Total assets                            $ 81,508,282   $63,457,759
Total liabilities                       $ 89,882,493   $61,693,359
Minority interest                       $  1,688,330   $ 2,527,750
Total deficit                           $(10,062,541)  $  (763,350)

Total revenues                          $  9,371,321   $ 1,565,618
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                         $ 15,574,223   $ 5,109,324
Net loss                                $ (6,202,902)  $(3,543,706)


During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $449,640 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.
The write-down was precipitated principally by a slowing U.S. economy and its effects on the real estate development industry. The economic outlook for the properties that existed when the loan was funded has deteriorated and inhibited the ability of Echelon Residential Holdings' management to secure low-cost sources of development capital, including but not limited to joint-venture or equity partners. In response to these developments and lower risk tolerances in the credit markets, the management of Echelon Residential Holdings decided in the second quarter of 2001 to concentrate its prospective development activities within the southeastern United States and, therefore, to dispose of development sites located elsewhere. In May 2001, Echelon Residential Holdings closed its Texas-based development office; and since the beginning of 2001, the company has sold three of nine properties (two in July 2001 and one in October 2001). As of November 2001, one additional property is under contract to be sold, subject to due diligence that remains pending. As a result of these developments, the General Partner does not believe that Echelon Residential Holdings will realize the profit levels originally believed to be achievable from either selling these properties as a group or developing all of them as multi-family residential communities.

NOTE  6  -  NET  INVESTMENT  IN  SALES-TYPE  LEASE
--------------------------------------------------

The Partnership's net investment in a sales-type lease is the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft was recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three and nine month periods ended September 30, 2001, the Partnership recognized sales-type lease revenue of $11,096 and $33,289, respectively, for this lease. At September 30, 2001, the components of the net investment in the sales-type lease are as follows:

Total minimum lease payments to be received  $259,667
Less: Unearned income                          16,633
                                             --------

  Total                                      $243,034
                                             ========


Unearned income is being amortized to revenue over the lease term, expiring in January 2002.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2001 and 2000, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                   2001       2000
                                 --------  ----------
Equipment management fees        $ 85,720  $   48,741
Administrative charges             39,267      34,294
Reimbursable operating expenses
   due to third parties           440,282   1,158,514
                                 --------  ----------

          Total                  $565,269  $1,241,549
                                 ========  ==========



All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2001, the Partnership was owed $235,645 by EFG for such funds. The funds were remitted to the Partnership in October 2001.

The discussion of the loan to Echelon Residential Holdings in Note 5 above is incorporated herein by reference.


NOTE  8  -  NOTE  PAYABLE
-------------------------

The Partnership has one note payable outstanding at September 30, 2001 in the amount of $3,613,949. This installment note is non-recourse and is collateralized by Partnership's interest in an aircraft leased to Aerovias de Mexico, S. A. de C.V. and assignment of the related lease payments. This indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $1,337,875 in September 2004.

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

Management believes that the carrying amount of the note payable approximates fair value at September 30, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  payable  are  as  follows:

For the year ending September 30,   2002  $  722,515
                                    2003     779,768
                                    2004   2,111,666
                                          ----------

    .                              Total  $3,613,949
                                          ==========



NOTE  9  -  LEGAL  PROCEEDINGS
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

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that it is not an investment company. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

There can be no assurance that a settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome. See Note 9 to the financial statements for additional discussion.

Three  and  nine  months ended September 30, 2001 compared to the three and nine
--------------------------------------------------------------------------------
months  ended  September  30,  2000:
------------------------------------

As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. Upon its inception in 1989, the Partnership purchased three-used commercial jet aircraft and a proportionate interest in a fourth aircraft, which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenues pursuant to primary-term lease agreements. In 1991, one of the Partnership's original aircraft was sold to a third party and a portion of the sale proceeds was reinvested in a proportionate interest in another aircraft. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At September 30, 2001, the Partnership's equipment portfolio included proportionate ownership interests in three aircraft, two of which were on lease at that date. In April 2001, the lease term for one of these aircraft expired and the aircraft was returned by the lessee (see discussion below). The aircraft off lease and the remaining aircraft, upon expiration of their lease agreements, will be re-leased or sold depending on prevailing market conditions. In addition, in 2000 the Partnership entered into conditional sales agreement related to its interest in an aircraft. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. (See Note 9 to the financial statements.) Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2004.

The events of September 11, 2001 adversely affected market demand for both new and used commercial aircraft and weakened the financial position of most airlines. No direct damage occurred to any of the Partnership's assets as a result of these events and while it is currently not possible for the General Partner to determine the ultimate long-term economic consequences of these events to the Partnership, the General Partner expects that the resulting decline in air travel will suppress market prices for used aircraft in the short term and could inhibit the viability of the airline industry. In the event of a default by a lessee, the Partnership could suffer material losses. At September 30, 2001, the Partnership has collected substantially all rents owed from its lessees. The General Partner is monitoring the situation and will continue to evaluate potential implications to the Partnership's financial position and future liquidity.

Results  of  Operations
-----------------------

For the three and nine month periods ended September 30, 2001, the Partnership recognized operating lease revenue of $445,408 and $1,475,359, respectively, compared to $352,390 and $974,825, respectively, for the same periods in 2000. The net increase in operating lease revenue from 2000 to 2001 resulted from the re-lease of certain of the Partnership's aircraft partially offset by an aircraft lease expiration, as discussed below. In the future, operating lease revenue is expected to decline due to lease term expirations and aircraft sales.

The lease term associated with a Boeing 737-2H4, in which the Partnership holds an ownership interest, expired in December 1999. The aircraft was re-leased in September 2000 to Air Slovakia BWJ Ltd., with a lease term expiring in September 2003. The Partnership recognized operating lease revenue of $276,600 for the nine month period ended September 30, 2001 related to its interest in this aircraft.

The lease term associated with a McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000 to Aerovias de Mexico, S.A. de C.V., with a lease term expiring in September 2004. The Partnership recognized operating lease revenue of $730,200 and $158,515 related to this aircraft during the nine month periods ended September 30, 2001 and 2000, respectively.

The General Partner is attempting to remarket the second McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest. This lease term associated with this aircraft expired in April 2001 and the aircraft is currently off lease. The Partnership recognized operating lease revenue of $468,600 and $789,179 related to this aircraft during the nine month periods ended September 30, 2001 and 2000, respectively.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. This aircraft had been off lease from January 2000 through the date of the conditional sale in October
2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three and nine month periods ended September 30, 2001, the Partnership recognized sales-type lease revenue of $11,096 and $33,289, respectively.

In July 2000, a Boeing 737-2H4 was sold, resulting in $846,495 of proceeds and a net gain, for financial statement purposes, of $142,721 for the Partnership's proportional interest in the aircraft.

The Partnership's aircraft interests represent proportionate ownership interests. The remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

Interest income for the three and nine month periods ended September 30, 2001 was $34,722 and $161,700, respectively, compared to $96,858 and $233,133, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loan receivable from Echelon Residential Holdings. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest income during the nine months ended September 30, 2001 included $71,548 earned on the loan receivable from Echelon Residential Holdings, compared to $68,135 and $149,991, respectively, for the three and nine months ended September 30, 2000. During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $449,640 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.
The ultimate realization of residual value for the Partnership's aircraft is dependent upon many factors, including EFG's ability to sell and re-lease the aircraft. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from aircraft values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

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

For the three and nine month periods ended September 30, 2001 and 2000, the Partnership incurred interest expense of $70,993 and $234,071, respectively, compared to $84,081 and $263,084 for the same periods in 2000. In the future, interest expense will decline as the principal balance of the note payable is reduced through the application of rent receipts to the outstanding debt.

Management fees were $14,688 and $85,720, respectively, for the three and nine month periods ended September 30, 2001 compared to $17,619 and $48,741, respectively, for the same periods in 2000.

Operating expenses were $162,083 and $479,549 for the three month and nine month periods ended September 30, 2001, compared to $968,723 and $1,192,808, respectively, for the same periods in 2000. Operating expenses in the nine months ended September 30, 2001 included approximately $84,000 related to the Class Action Lawsuit discussed in Note 9 to the financial statements herein. Operating expenses during the nine months ended September 30, 2000 included approximately $664,000 accrued for the Partnership's proportionate share of the cost of a required D-check on a McDonnell Douglas aircraft currently off lease. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

Depreciation expense was $216,328 and $648,984, respectively, for the three and nine month periods ended September 30, 2001, compared to $240,321 and $768,946, respectively, for the same periods in 2000. During the nine months ended September 30, 2001, the Partnership also recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in a McDonnell Douglas MD-82 aircraft returned in April 2001 and currently off lease. The resulting charge of $957,000 was based on a comparison of estimated fair value and carrying value of the Partnership's interest in the aircraft. The estimate of the fair value was based on (i) information provided by a third-party aircraft broker and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash inflow of $1,732,129 and a net cash outflow of $786,504 for the nine months ended September 30, 2001 and 2000, respectively. The significant improvement in operating cash flow from 2000 to 2001 reflects the increase in the Partnership's lease revenue and receipts associated with the sales-type lease, as discussed above. In addition, during the nine months ended September 30, 2000, the Partnership had a significant cash outflow related to maintenance required to remarket an aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, may continue to incur significant costs to facilitate the remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term. The loan to Echelon Residential Holdings and accrued interest thereon is due in full at maturity on September 8, 2002.

In July 2000, a Boeing 737-2H4 was sold, resulting in $846,495 of proceeds and a net gain, for financial statement purposes, of $142, 721 for the Partnership's proportional interest in the aircraft.

At September 30, 2001, the Partnership was due aggregate future minimum lease payments of $3,848,058 from contractual operating and sales-type lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of the note payable of $3,613,949 (see
Note 8 to the financial statements). At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement when considered advantageous by the General Partner and EFG. In addition, the General Partner and EFG currently are attempting to remarket the aircraft that is currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party.

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

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $157,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $292,140 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $449,640 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

In February 2001, the Partnership's and certain affiliated investment programs collectively, (the "Programs") refinanced the outstanding indebtedness and accrued interest related to the aircraft. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $4,011,791 including $2,339,924 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $1,671,867 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft then on lease to Finnair OY of $433,178 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $1,337,875 in September 2004. In the nine months ended September 30, 2000, the Partnership refinanced the indebtedness associated with the same aircraft and, in addition to refinancing the existing indebtedness, received additional debt proceeds of $666,217.

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

At September 30, 2001, the Partnership's equipment portfolio included ownership interests in three commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, the aircraft was re-leased to Air Slovakia BWJ, Ltd. through September 2003. The remaining two aircraft in the Partnership's portfolio already are Stage 3 compliant. One of these aircraft has a lease term expiring in September 2004 and the remaining aircraft is currently off lease.

Recent changes in economic condition of the airline industry have adversely affected the demand for and market values for commercial jet aircraft. These changes could adversely affect the operations of the Partnership and the residual value of the commercial jet aircraft. Currently, all of the commercial jet aircraft in which the Partnership has a proportionate ownership interest are subject to contracted lease agreements except one McDonnell Douglas MD-82, which was returned to the General Partner upon its lease expiration in April 2001. The General Partner is attempting to remarket this aircraft.

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

For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2001. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance, which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

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

The Partnership has one note payable outstanding at September 30, 2001, which bears an interest rate of $7.65%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership in the nine months ended September 30, 2001 was not material.

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan, with interest due at maturity. The effect of interest rate fluctuations on the Partnership for the nine months ended September 30, 2001 was not material.

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

                                       22
                                 SIGNATURE PAGE



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


Date:     November  14,  2001
          -------------------